Form 10-K
period 1995-12-31
FCC NATIONAL BANK
filed 1996-03-29
CIK 819975

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------
                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

    For the fiscal year ended                Commission File Number
    December 31, 1995                             0-16337

       FCC National Bank (with respect to First Chicago Master Trust II)
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

United States of America                                            51-0269396
------------------------------------------------------------------------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

One Gateway Center, 300 King Street, Wilmington, Delaware              19801
------------------------------------------------------------------------------
     (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code    302-594-8606

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

    First Chicago Master Trust II 8.40% Credit Card Certificates Series 1991-D First Chicago Master Trust II 6.25% Asset Backed Certificates Series 1992-E Floating Rate Asset Backed Certificates Series 1993-F
    Floating Rate Asset Backed Certificates Series 1993-G
    Floating Rate Credit Card Certificates Series 1993-H
    Floating Rate Asset Backed Certificates Series 1994-I
    Floating Rate Asset Backed Certificates Series 1994-J
    Floating Rate Credit Card Certificates Series 1994-K
    7.15% Credit Card Certificates Series 1994-L
    Floating Rate Credit Card Certificates Series 1995-M
    Floating Rate Credit Card Certificates Series 1995-N
    Floating Rate Credit Card Certificates Series 1995-O
    Floating Rate Credit Card Certificates Series 1995-P
                                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X     No  _____
      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

  Documents Incorporated By Reference.  None.

  FCC National Bank (with respect to
  First Chicago Master Trust II)
  ---------------------------------------

TABLE OF CONTENTS

                                                                                 Page
  PART I

    Item 1.     Business........................................................   1

    Item 2.     Properties......................................................   1

    Item 3.     Legal Proceedings...............................................   1

    Item 4.     Submission of Matters to a Vote of Security Holders.............   2

  PART II

    Item 5.     Market for the Registrant's Common Equity and Related
                Stockholder Matters.............................................   2

    Item 6.     Selected Financial Data.........................................   2

    Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................   2

    Item 8.     Financial Statements and Supplementary Data.....................   2

    Item 9.     Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure........................................   2

  PART III

    Item 10.    Directors and Executive Officers of the Registrant..............   3

    Item 11.    Executive Compensation..........................................   3

    Item 12.    Security Ownership of Certain Beneficial Owners and Management..   3

    Item 13.    Certain Relationships and Related Transactions..................  12

  PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  13

    SIGNATURES                                                                    14

    EXHIBITS....................................................................  16

  PART I
  ------


  ITEM 1.  Business
           --------

    Not applicable.

  ITEM 2.  Properties
           ----------

    The information set forth in the Current Reports on Form 8-K dated January 10, 1995, February 9, 1995, March 9, 1995, April 10, 1995, May 9, 1995, June
  13, 1995, July 14, 1995, August 8, 1995, September 12, 1995, October 11, 1995,
  November 10, 1995, and December 12, 1995, as filed by the Registrant with respect to First Chicago Master Trust II, is incorporated herein by reference. (Certain terms used but not defined in this Form 10-K Annual Report have the meanings assigned, respectively, in the Pooling and Servicing Agreement dated as of June 1, 1990, as amended and supplemented, filed as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 4.9, 4.10, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16,
  4.17, 4.18 and 4.19 to the Registrant's Form S-1 Registration Statement No. 33-92358.)

    First Chicago Master Trust II ( "Master Trust II")

    For the February 15, 1996, interest payment date, 1.87% of the Accounts in the Master Trust II were 30 days or more delinquent, which represented 6.04% of the receivables in the Master Trust II. As of the February 15, 1996, interest payment date, the amount of receivables in the Master Trust II written off as uncollectible in each of the prior two Due Periods equalled 6.83% and 6.81%, respectively, on an annualized basis of the balance of receivables in the Master Trust for such Due Periods.

  ITEM 3.  Legal Proceedings
           -----------------

    Except as provided below, there are no material pending legal proceedings with respect to Master Trust II, involving Master Trust II, the Trustee or the Registrant, other than ordinary or routine litigation incidental to the Trustee's or the Registrant's duties under the applicable Pooling and Servicing Agreement.

    A number of lawsuits and administrative actions have been filed in several states against credit card issuing banks challenging various fees and charges assessed against residents of the states in which such suits were filed. Two state supreme courts and one federal appeals court have affirmed dismissal of these cases on the ground that individual state prohibition on assessing these fees or charges are preempted by federal laws. In 1995, the New Jersey Supreme Court ruled that state prohibition on late fees are not preempted by federal laws, and the issue is now before the United States Supreme Court. If the Supreme Court resolves this case adversely to credit card issuing banks, the decision could have the effect of limiting certain fees and charges that could be assessed on credit card accounts and could subject card issuing banks to the payment of refunds or civil penalties.

    In March 1992, a purported class action lawsuit was filed in the Superior Court of the State of California, County of Los Angeles, against an affiliate of the Registrant, along with certain other bank credit card issuers, alleging that the affiliate and other named parties violated California statutes in connection with their assessment of late charges on consumer revolving credit card accounts located in California. The lawsuit seeks various forms of relief, including injunctive relief, compensatory and statutory damages, punitive and/or triple damages, attorneys' fees and costs, and prejudgment interest, in unquantified amounts. At this stage, the case against the affiliate is stayed pending decision by the United State Supreme Court of a similar case regarding a national bank's right to export late fees as discussed above. If the case before the Supreme Court is resolved adversely to credit card issuing banks, it is not practicable to determine the amount of refunds or penalties the Registrant might have to pay in such event, but any such payments could have an adverse impact on the Registrant's credit card business.

  ITEM 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    Not applicable.


  PART II


  ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
           -----------------------------------------------------------------
  Matters
  -------

    Master Trust II

    (i) There is no established public trading market for the Certificates.

    (ii) Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates.

    (iii)  Not applicable.

  ITEM 6.  Selected Financial Data
           -----------------------

    Not applicable.

  ITEM 7.  Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
  Results of Operations
  ---------------------

    Not applicable.

  ITEM 8.  Financial Statements and Supplementary Data
           -------------------------------------------

    See (i) the Annual Servicer's Certificate respecting compliance for the Master Trust II filed as Exhibit 1 under Item 14(a) hereof, (ii) the Annual Independent Public Accountant's Reports concerning the Servicer's servicing activities and applying certain agreed-upon procedures for Master Trust II filed as Exhibit 2 under Item 14(a) hereof, and (iii) the Supplementary Master Trust II Data relating to the performance of Master Trust II filed as Exhibit 3 under Item 14(a) hereof.

  ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
  Financial Disclosure
  --------------------

    Not applicable.

  PART III
  --------


  ITEM 10.  Directors and Executive Officers of the Registrant
            --------------------------------------------------

    Not applicable.

  ITEM 11.  Executive Compensation
            ----------------------

    Not applicable.

  ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

    (a) Each holder of record' at December 31, 1995, of more than five percent (5%) of each Series of Certificates is indicated below:

    Master Trust II


         (A)  8.40% Credit Card Certificates Series 1991-D

                                           Dollar Amount of             Percent of
Name and Address of Holder          Certificates Held (in 1,000's)  Certificates Held
----------------------------------  ------------------------------  ------------------

  Morgan Guaranty Trust Company
  of New York                               $215,525                  21.55%
  37 Wall Street, 16th Floor
  New York, New York 10260

  Chemical Bank                              155,200                  15.52
  4 New York Plaza, 4th Floor
  Auto Settle Department
  New York, New York 10004

  The Chase Manhattan Bank, N.A.             143,485                  14.35
  1 Chase Manhattan Plaza
  3B - Proxy Department
  New York, New York 10081

  Bank of New York                           132,725                  13.27
  925 Patterson Plank Road
  Secaucus, New Jersey 07094

---------------
  * With respect to each Series of Certificates, The Depository Trust Company ("DTC"), through its nominee Cede & Co., P.O. Box 20, Bowling Green Station, New York, New York 10274, is the sole holder of record of more than five percent (5%) of the Certificates. The information set forth in response to
  Item 12(a) represents those persons for whom DTC holds the Certificates, based on information supplied by DTC to the Registrants.

  SSB-Custodian                 117,485                   11.75
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Bankers Trust Company          78,985                    7.90
  c/o BT Services Tennessee Inc.
  Pension Trust Services
  648 Grassmere Park Drive
  Nashville, Tennessee 37211


    (B)  6.25% Asset Backed Certificates Series 1992-E

                                                                            Dollar Amount of              Percent of
Name and Address of Holder                                             Certificates Held (in 1,000's)  Certificates Held
---------------------------------------------------------------------  ------------------------------  ------------------

  The Chase Manhattan Bank, N.A.                                                  $362,216              36.22%
  1 Chase Manhattan Plaza
  3B - Proxy Department
  New York, New York 10081

  Morgan Guaranty Trust Company
  of New York                                                                      108,940              10.89
  37 Wall Street, 16th Floor
  New York, New York 10260

  Bank of New York                                                                  99,185               9.92
  925 Patterson Plank Road
  Secaucus, New Jersey 07094

  The First National Bank of Chicago                                                69,035               6.90
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

         (C)  Floating Rate Asset Backed Certificates Series 1993-F

                                                                              Dollar Amount of            Percent of
  Name and Address of Holder                                           Certificates Held (in 1,000's)  Certificates Held
---------------------------------------------------------------------  ------------------------------  -----------------

  The Chase Manhattan Bank, N.A.                                                  $257,350              36.76%
  1 Chase Manhattan Plaza
  3B - Proxy Department
  New York, New York 10081

  Bank of New York                                                                  81,250              11.61
  925 Patterson Plank Road
  Secaucus, New Jersey 07094


--------
  Goldman, Sachs & Co.                76,810              10.97
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Bankers Trust Company               57,440               8.21
  c/o BT Services Tennessee Inc.
  Pension Trust Services
  648 Grassmere Park Drive
  Nashville, Tennessee 37211




  SSB-Custodian                       44,150               6.31
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Mitsui Trust Bank                   40,000               5.71
  Two World Financial Center
  225 Liberty Street, 41st Floor
  New York, New York 10281

  Morgan Guaranty Trust Company
  of New York                         39,760               5.68
  37 Wall Street, 16th Floor
  New York, New York 10260


         (D)  Floating Rate Asset Backed Certificates Series 1993-G

                                       Dollar Amount of                Percent of
Name and Address of Holder         Certificates Held (in 1,000's)   Certificates Held
------------------------------ ----------------------------------  ------------------
The Chase Manhattan Bank, N.A.                $148,140                  49.38%
1 Chase Manhattan Plaza
3B - Proxy Department
New York, New York 10081

  Morgan Guaranty Trust Company
  of New York                                   47,800                  15.93
  37 Wall Street, 16th Floor
  New York, New York 10260

  SSB - Custodian                               35,000                  11.67
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

--------


  Harris Trust & Savings Bank                   20,360               6.79
  Proxy Operations
  111 West Monroe Street, 1130
  Chicago, Illinois 60603


         (E)  Floating Rate Credit Card Certificates Series 1993-H

                                             Dollar Amount of             Percent of
Name and Address of Holder            Certificates Held (in 1,000's)  Certificates Held
------------------------------------  ------------------------------  ------------------

  Bank of New York                            $246,165              35.17%
  925 Patterson Plank Road
  Secaucus, New Jersey 07094

  The Chase Manhattan Bank, N.A.               110,000              15.71
  1 Chase Manhattan Plaza
  3B - Proxy Department
  New York, New York 10081

  SSB - Custodian                               91,740              13.11
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Citibank, N.A.                                43,050               6.15
  111 Wall Street
  20th Floor, Zone 9
  New York, New York 10043

  National Financial Services Inc.               40,135               5.73
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Bankers Trust Company                          39,200               5.60
  c/o BT Services Tennessee Inc.
  Pension Trust Services
  648 Grassmere Park Drive
  Nashville, Tennessee 37211

  Morgan Guaranty Trust Company
  of New York                                    37,700               5.39
  37 Wall Street, 16th Floor
  New York, New York 10260

--------
         (F)  Floating Rate Asset Backed Certificates Series 1994-I

                                                                                  Dollar Amount of              Percent of
Name and Address of Holder                                                  Certificates Held (in 1,000's)  Certificates Held
--------------------------------------------------------------------------  ------------------------------  ------------------

  The Chase Manhattan Bank, N.A.                                             $116,000                           23.20%
  1 Chase Manhattan Plaza
  3B - Proxy Department
  New York, New York 10081

  Bank of New York                                                           87,070                             17.41
  925 Patterson Plank Road
  Secaucus, New Jersey 07094

  Boston Safe Deposit & Trust Company                                        85,000                             17.00
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Morgan Guaranty Trust Company
  of New York                                                                59,938                             11.99
  37 Wall Street, 16th Floor
  New York, New York 10260

  Swiss Bank Corporation                                                     59,500                             11.90
  New York Branch
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

    (G) Floating Rate Asset Backed Certificates Series 1994-J

                                                                                   Dollar Amount of         Percent of
  Name and Address of Holder                                                Certificates Held (in 1,000's)  Certificates Held
--------------------------------------------------------------------------  ------------------------------  -----------------
  Chemical Bank                                                              $ 93,650                           18.73%
  4 New York Plaza, 4th Floor
  Autosettle Department
  New York, New York 10004

  SSB - Custodian                                                            88,675                             17.74
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Bankers Trust Company                                                      73,000                             14.60
  c/o BT Services Tennessee Inc.
  Pension Trust Services
  648 Grassmere Park Drive
  Nashville, Tennessee 37211


--------


  National Financial Services Inc.                                                                  72,000              14.40
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Bank of New York                                                                                  38,000               7.60
  925 Patterson Plank Road
  Secaucus, New Jersey 07094

  Citibank, N.A.                                                                                    35,000               7.00
  111 Wall Street
  20th Floor, Zone 9
  New York, New York 10043

  Goldman, Sachs & Co.                                                                              31,000               6.20
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Morgan Guaranty Trust Company
  of New York                                                                                       29,775               5.96
  37 Wall Street, 16th Floor
  New York, New York 10260

         (H) Floating Rate Credit Card Certificates Series 1994-K

                                                                                      Dollar Amount of         Percent of
  Name and Address of Holder                                                Certificates Held (in 1,000's)  Certificates Held
--------------------------------------------------------------------------  ------------------------------  -----------------

  SSB - Custodian                                                                                 $293,655              58.73%
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Morgan Guaranty Trust Company
  of New York                                                                                       65,000              13.00
  37 Wall Street, 16th Floor
  New York, New York 10260

  Bankers Trust Company                                                                             51,100              10.22
  c/o BT Services Tennessee Inc.
  Pension Trust Services
  648 Grassmere Park Drive
  Nashville, Tennessee 37211

  Boston Safe Deposit & Trust Co.                                                                   35,000               7.00
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

--------


Norwest Bank Minnesota
National Association                                                                              30,000               6.00
255 Second Avenue South
Minneapolis, Minnesota 55479-0047

                        (I) 7.15% Credit Card Certificates Series 1994-L

                                                                                   Dollar Amount of            Percent of
  Name and Address of Holder                                                Certificates Held (in 1,000's)  Certificates Held
--------------------------------------------------------------------------  ------------------------------  -----------------

  SSB - Custodian                                                                                 $ 76,995              15.40%
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Bankers Trust Company                                                                             65,470              13.09
  c/o BT Services Tennessee Inc.
  Pension Trust Services
  648 Grassmere Park Drive
  Nashville, Tennessee 37211

  Firstar Trust Company                                                                             58,420              11.68
  777 East Wisconsin Avenue
  Milwaukee, Wisconsin 53202

  The Chase Manhattan Bank, N.A.                                                                    55,320              11.06
  1 Chase Manhattan Plaza
  3B - Proxy Department
  New York, New York 10081

  Morgan Guaranty Trust Company
  of New York                                                                                       52,880              10.58
  37 Wall Street, 16th Floor
  New York, New York 10260

  Bank of New York                                                                                  43,855               8.77
  925 Patterson Plank Road
  Secaucus, New Jersey 07094

  Boston Safe Deposit & Trust Co.                                                                   29,350               5.87
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

--------

           (J) Floating Rate Credit Card Certificates Series 1995-M

                                                                          Dollar Amount of               Percent of
Name and Address of Holder                                           Certificates Held (in 1,000's)  Certificates Held
-------------------------------------------------------------------  ------------------------------  ------------------

  Morgan Guaranty Trust Company
  of New York                                                                              $185,250              37.05%
  37 Wall Street, 16th Floor
  New York, New York 10260

  Citibank, N.A.                                                                            105,000              21.00
  111 Wall Street
  20th Floor, Zone 9
  New York, New York 10043

  The Chase Manhattan Bank, N.A.                                                             75,000              15.00
  1 Chase Manhattan Plaza
  3B - Proxy Department
  New York, New York 10081

  Bankers Trust Company                                                                      49,550               9.91
  c/o BT Services Tennessee Inc.
  Pension Trust Services
  648 Grassmere Park Drive
  Nashville, Tennessee 37211

  Fuji Bank & Trust Company                                                                  40,000               8.00
  2 World Trade Center 81st Floor
  New York, New York 10048

         (K) Floating Rate Credit Card Certificates Series 1995-N

                                                                            Dollar Amount of            Percent of
  Name and Address of Holder                                         Certificates Held (in 1,000's)  Certificates Held
-------------------------------------------------------------------  ------------------------------  -----------------

  SSB - Custodian                                                                          $268,925              53.79%
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  The First National Bank of Chicago                                                         55,000              11.00
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Chemical Bank                                                                              29,275               5.86
  4 New York Plaza, 4th Floor
  Auto Settle Department
  New York, New York 10004

--------

  Provident Bank                                                                25,000               5.00
  One East Fourth Street
  Cincinnati, Ohio 45202

         (L) Floating Rate Credit Card Certificates Series 1995-O

                                                                           Dollar Amount of             Percent of
  Name and Address of Holder                                         Certificates Held (in 1,000's)  Certificates Held
-------------------------------------------------------------------  ------------------------------  -----------------

  Citibank, N.A.                                                                $145,000              29.00%
  111 Wall Street
  20th Floor, Zone 9
  New York, New York 10043

  Morgan Guaranty Trust Company
  of New York                                                                    122,000              24.40
  37 Wall Street, 16th Floor
  New York, New York 10260

  The Chase Manhattan Bank, N.A.                                                 100,000              20.00
  1 Chase Manhattan Plaza
  3B - Proxy Department
  New York, New York 10081

  The Dai-Ichi Kangyo Bank Limited                                                35,000               7.00
  New York Branch
  1 World Trade Center, Suite 4911
  New York, New York 10048

  Chemical Bank                                                                   25,000               5.00
  4 New York Plaza, 4th Floor
  Auto Settle Department
  New York, New York 10004

  Fuji Bank & Trust Company                                                       25,000               5.00
  2 World Trade Center 81st Floor
  New York, New York 10048

         (M) Floating Rate Credit Card Certificates Series 1995-P

                                                                            Dollar Amount of             Percent of
  Name and Address of Holder                                         Certificates Held (in 1,000's)  Certificates Held
-------------------------------------------------------------------  ------------------------------  -----------------

  LBI-Lehman Government Securities, Inc.                                        $102,000              20.40%
  200 Vesey Street
  New York, New York 10285

--------

  SSB - Custodian                      87,400           17.48
  c/o ADP Proxy Services
  51 Mercedes Way
  Edgewood, New York 11717

  Bankers Trust Company                87,100           17.42
  c/o BT Services Tennessee Inc.
  Pension Trust Services
  648 Grassmere Park Drive
  Nashville, Tennessee 37211

  Morgan Guaranty Trust Company
  of New York                          38,500            7.70
  37 Wall Street, 16th Floor
  New York, New York 10260

  Nationsbanc Capital Markets, Inc.    33,000            6.60
  71 Peachtree Street N.E.
  Atlanta, Georgia 30308

  Chemical Bank                        28,000            5.60
  4 New York Plaza, 4th Floor
  Auto Settle Department
  New York, New York 10004

  Harris Trust & Savings Bank          28,000            5.60
  Proxy Operations
  111 West Monroe Street, 1130
  Chicago, Illinois 60603

  Citibank, N.A.                       25,000            5.00
  111 Wall Street
  20th Floor, Zone 9
  New York, New York 10043

  The Bank of California               25,000            5.00
  Safekeeping Department
  475 Sansome Street, 11th Floor
  San Francisco, California 94145

    (b)  Not Applicable.

    (c)  Not Applicable.


  ITEM 13.  Certain Relationships and Related Transactions
            ----------------------------------------------

    Not applicable.

  PART IV
  -------


  ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            ----------------------------------------------------------------

    (a) 1. Annual Servicer's Certificate respecting compliance for Master Trust II dated March 27, 1996.

        2. Annual Independent Public Accountant's Reports dated March 12, 1996 concerning the Servicer's servicing activities and applying certain agreed-upon procedures for Master Trust II for the period ended December 31, 1995.

       3. Supplementary Master Trust II Data relating to the performance of Master Trust II.

    (b)  See Item 2.

    (c)  Not applicable.

    (d) Not applicable. No annual report or proxy material has been sent to security holders.

 SIGNATURES
 ----------

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 1996.

                                                FCC NATIONAL BANK
                                                (Registrant)


                                                By   /s/ Scott P. Marks, Jr.
                                                    -------------------------
                                                   Scott P. Marks, Jr.
                                                   Chairman of the Board

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature                       Title                       Date
---------                       -----                       ----

 /s/ Frederick M. Adams, Jr.  Director                     March 27, 1996
----------------------------
Frederick M. Adams, Jr.


 /s/ Shirley Faye Dadzie      Director                     March 27, 1996
----------------------------
Shirley Faye Dadzie


 /s/ Joseph M. Dudzinsky      Director                     March 27, 1996
-----------------------------
Joseph M. Dudzinsky


 /s/ Richard P. Eckman        Director                     March 27, 1996
-----------------------------
Richard P. Eckman


 /s/ William J. Garner        Director                     March 27, 1996
-----------------------------
William J. Garner


 /s/ Michael J. Majchrzak     Director                     March 27, 1996
-----------------------------
Michael J. Majchrzak


 /s/ Scott P. Marks, Jr.      Director and Principal       March 27, 1996
----------------------------- Executive Officer
Scott P. Marks, Jr.


 /s/ Antohy K. Metta          Director                     March 27, 1996
-----------------------------
Anthony K. Metta


 /s/ Ralph R. Mueller         Director                     March 27, 1996
-----------------------------
Ralph R. Mueller

/s/ Peter J. Nowak, Jr.          Director, Principal Accounting   March 27, 1996
-------------------------------  Officer and Principal Financial
Peter J. Nowak, Jr.              Officer


/s/ Jeremiah P. Shea             Director                         March 27, 1996
-------------------------------
Jeremiah P. Shea

                               INDEX TO EXHIBITS


Exhibit            Description of                            Sequential Page
Number                 Exhibit                                    Number
-------            --------------                             ---------------



 1         Annual Servicer's Certificate respecting compliance for  19
             Master Trust II

 2         Annual Independent Public Accountant's Reports           20
             for Master Trust II

 3         Supplementary Master Trust II Data