Form 10-K405
period 1996-12-31
FCC NATIONAL BANK
filed 1997-03-26
CIK 819975

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   _________
                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

                                   _________
    For the fiscal year ended                Commission File Number
    December 31, 1996                             0-16337

FCC National Bank (with respect to First Chicago Master Trust II)
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

United States of America                                            51-0269396
--------------------------------------------------------------------------------
  (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)


One Gateway Center, 300 King Street, Wilmington, Delaware               19801
--------------------------------------------------------------------------------
          (Address of principal executive office)                    (Zip Code)



Registrant's telephone number, including area code    302-594-8606

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

     First Chicago Master Trust II 6.25% Asset Backed Certificates Series 1992-E Floating Rate Asset Backed Certificates Series 1993-F
     Floating Rate Credit Card Certificates Series 1993-H
     Floating Rate Asset Backed Certificates Series 1994-I
     Floating Rate Asset Backed Certificates Series 1994-J
     Floating Rate Credit Card Certificates Series 1994-K
     7.15% Credit Card Certificates Series 1994-L
     Floating Rate Credit Card Certificates Series 1995-M
     Floating Rate Credit Card Certificates Series 1995-N
     Floating Rate Credit Card Certificates Series 1995-O
     Floating Rate Credit Card Certificates Series 1995-P
     Floating Rate Asset Backed Certificates Series 1996-Q*
     Floating Rate Asset Backed Certificates series 1996-R*
     Floating Rate Asset Backed Certificates Series 1996-S*
                                          (Title of Class)

     *Registration statement filed.

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

Documents Incorporated By Reference.  None.

FCC National Bank (with respect to
First Chicago Master Trust II)
----------------------------------

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

  Item 1.  Business..........................................................  1

  Item 2.  Properties........................................................  1

  Item 3.  Legal Proceedings.................................................  1

  Item 4.  Submission of Matters to a Vote of Security Holders...............  1

PART II

  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters...............................................  1

  Item 6.  Selected Financial Data...........................................  2

  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  2

  Item 8.  Financial Statements and Supplementary Data.......................  2

  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  2

PART III

  Item 10. Directors and Executive Officers of the Registrant................  2

  Item 11. Executive Compensation............................................  2

  Item 12. Security Ownership of Certain Beneficial Owners and Management....  3

  Item 13. Certain Relationships and Related Transactions.................... 13

PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 13

  SIGNATURES................................................................. 14

  EXHIBITS................................................................... 16

PART I
------


ITEM 1.  Business
         --------

   Not applicable.

ITEM 2.  Properties
         ----------

   The information set forth in the Current Reports on Form 8-K dated January 12, 1996, February 9, 1996, March 12, 1996, April 11, 1996, May 10, 1996, June
13, 1996, July 11, 1996, August 13, 1996, September 9, 1996, October 10, 1996,
November 12, 1996, and December 11, 1996, as filed by the Registrant with respect to First Chicago Master Trust II, is incorporated herein by reference. (Certain terms used but not defined in this Form 10-K Annual Report have the meanings assigned, respectively, in the Pooling and Servicing Agreement dated as of June 1, 1990, as amended and supplemented, filed as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 4.9, 4.10, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17,
4.18, 4.19, 4.20, 4.21, 4.22, 4.23, 4.24 and 4.25 to the Registrant's Form S-3
Registration Statement No. 333-02361.)

   First Chicago Master Trust II ( "Master Trust II")

         For the February 15, 1997, interest payment date, 2.04% of the Accounts in the Master Trust II were 30 days or more delinquent, which represented 6.21% of the receivables in the Master Trust II. As of the February 15, 1997, interest payment date, the amount of receivables in the Master Trust II written off as uncollectible in each of the prior two Due Periods equalled 9.12% and 8.24%, respectively, on an annualized basis of the balance of receivables in the Master Trust for such Due Periods.

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

         (iii)  Not applicable.

ITEM 6.  Selected Financial Data
         -----------------------

   Not applicable.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

   (a) Each holder of record/*/ at December 31, 1996, of more than five percent (5%) of each Series of Certificates is indicated below:

   Master Trust II

   (A)  6.25% Asset Backed Certificates Series 1992-E

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
The Chase Manhattan Bank, N.A.           $367,491,000                    36.75%
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Boston Safe Deposit & Trust Company       131,815,000                    13.18
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburg, Pennsylvania 15259

Bank of New York                           89,635,000                     8.96
925 Patterson Plank Road
Secaucus, New Jersey 07094

SSB Custodian                              60,260,000                     6.03
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

Bear Stearns Securities Corp./Portal       55,935,000                     5.59
One Metrotech Center North, 4th floor
Brooklyn New York 11201-3862


_______________________

/*/ With respect to each Series of Certificates, The Depository Trust Company ("DTC"), through its nominee Cede & Co., P.O. Box 20, Bowling Green Station, New York, New York 10274, is the sole holder of record of more than five percent (5%) of the Certificates. The information set forth in response to Item 12(a) represents those persons for whom DTC holds the Certificates, based on information supplied by DTC to the Registrants.

       (B)  Floating Rate Asset Backed Certificates Series 1993-F

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
The Chase Manhattan Bank, N.A.           $298,850,000                    42.69%
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Bank of New York                          100,010,000                    14.29
925 Patterson Plank Road
Secaucus, New Jersey 07094

Bankers Trust Company                      83,440,000                    11.92
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

SSB-Custodian                              74,920,000                    10.70
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

Citicorp Services, Inc.                    40,000,000                     5.71
P.O. Box 30576
Tampa, Florida 33607

Chase Securities Inc.                      35,400,000                     5.06
55 Water Street, Room 434
New York, New York 10041

       (C)  Floating Rate Credit Card Certificates Series 1993-H

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
Bank of New York                         $249,040,000                    35.58%
925 Patterson Plank Road
Secaucus, New Jersey 07094

SSB - Custodian                           179,200,000                    25.60
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
The Chase Manhattan Bank, N.A.           130,000,000                     18.57
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Bankers Trust Company                     51,710,000                      7.39
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Citicorp Services, Inc.                   35,350,000                      5.05
P.O. Box 30576
Tampa, Florida 33607

       (D)  Floating Rate Asset Backed Certificates Series 1994-I

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
Bank of New York                         $117,540,000                    23.51%
925 Patterson Plank Road
Secaucus, New Jersey 07094

The Chase Manhattan Bank, N.A.            91,000,000                     18.20
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Boston Safe Deposit & Trust Company       85,000,000                     17.00
c/o Mellon Bank N.A.
Three Mellon Bank center
Room 153-3015
Pittsburg, Pennsylvania 15259

Investors Fiduciary Trust Company/SSB     71,410,000                     14.28
Global Proxy Uni, A5NW
P.O.Box 1631
Boston, Massachusetts 02105-1631

Swiss Bank Corporation                    59,500,000                     11.90
New York Branch
22 Broadway
New York, New York 10038

       (E)  Floating Rate Asset Backed Certificates Series 1994-J

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
Boston Safe Deposit & Trust Company      $167,325,000                    33.47%
c/o Mellon Bank N.A.
Three Mellon Bank center
Room 153-3015
Pittsburg, Pennsylvania 15259

Bankers Trust Company                      99,850,000                    19.97
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Smith Barney Harris Upham & Co., Inc.      47,500,000                     9.50
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, New York 11717

Chase Manhattan Bank/Chemical              40,250,000                     8.05
Auto Settle Department
4 New York Plaza, 4th Floor
New York, New York 10004

Citicorp Services, Inc.                    34,025,000                     6.81
P.O. Box 30576
Tampa, Florida 33607

SSB - Custodian                            30,000,000                     6.00
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

The Chase Manhattan Bank, N.A.             30,000,000                     6.00
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

       (F)  Floating Rate Credit Card Certificates Series 1994-K

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
SSB - Custodian                          $279,255,000                    55.85%
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

Bankers Trust Company                      85,800,000                    17.16
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Citicorp Services, Inc.                    40,000,000                     8.00
P.O. Box 30576
Tampa, Florida 33607

Boston Safe Deposit & Trust Co.            35,000,000                     7.00
c/o Mellon Bank N.A.
Three Mellon Bank center
Room 153-3015
Pittsburg, Pennsylvania 15259

Bank of New York                           30,000,000                     6.00
925 Patterson Plank Road
Secaucus, New Jersey 07094

       (G)  7.15% Credit Card Certificates Series 1994-L

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
Firstar Trust Company                    $78,060,000                     15.61%
777 East Wisconsin Avenue
Milwaukee, Wisconsin 53202

Chase Manhattan Bank/ Broker &            75,200,000                     15.04
 Dealer Clearance Department
4 New York Plaza, 21st Floor
New York, New York 10015

SSB - Custodian                           65,105,000                     13.02
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

The Chase Manhattan Bank, N.A.            46,275,000                      9.26
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Bankers Trust Company                     43,015,000                      8.60
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Bank of New York                          34,440,000                      6.89
925 Patterson Plank Road
Secaucus, New Jersey 07094

       (H)  Floating Rate Credit Card Certificates Series 1995-M

                                                 Dollar Amount of            Percent of
Name and Address of Holder               Certificates Held (in 1,000's)  Certificates Held
--------------------------               ------------------------------  ------------------
The Chase Manhattan Bank, N.A.           $180,000,000                    36.00%
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Bankers Trust Company                     155,950,000                    31.19
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Bank of New York                           42,000,000                     8.40
925 Patterson Plank Road
Secaucus, New Jersey 07094

Fuji Bank & Trust Company                  40,000,000                     8.00
2 World Trade Center 81st Floor
New York, New York 10048

       (I)  Floating Rate Credit Card Certificates Series 1995-N

                                                 Dollar Amount of             Percent of
Name and Address of Holder               Certificates Held (in 1,000's)   Certificates Held
--------------------------               ------------------------------   -----------------
SSB - Custodian                          $313,125,000                     62.63%
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

The First National Bank of Chicago         55,000,000                     11.00
One First National Plaza, Suite 0417
Chicago, Illinois 60670

Bankers Trust Company                      40,000,000                      8.00
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

       (J)  Floating Rate Credit Card Certificates Series 1995-O

                                                 Dollar Amount of             Percent of
Name and Address of Holder               Certificates Held (in 1,000's)   Certificates Held
--------------------------               ------------------------------   -----------------
Bankers Trust Company                    $179,690,000                     35.94%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

The Chase Manhattan Bank, N.A.            135,000,000                     27.00
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Citicorp Services, Inc.                    50,560,000                     10.11
P.O. Box 30576
Tampa, Florida 33607

The Dai-Ichi Kangyo Bank Limited           35,000,000                      7.00
New York Branch
1 World Trade Center, Suite 4911
New York, New York 10048

Chase Manhattan Bank/Chemical              25,000,000                      5.00
Auto Settle Department
4 New York Plaza, 4th Floor
New York, New York 10004

Fuji Bank & Trust Company                  25,000,000                      5.00
2 World Trade Center 81st Floor
New York, New York 10048

Investors Bank & Trust/M.F. Custody        25,000,000                      5.00
89 South Street, 6th Floor
Corp. Action Dept.
Boston, Massachusetts 02111

       (K)  Floating Rate Credit Card Certificates Series 1995-P

                                                 Dollar Amount of             Percent of
Name and Address of Holder               Certificates Held (in 1,000's)   Certificates Held
--------------------------               ------------------------------   -----------------
Bank of New York                         $156,150,000                     31.23%
925 Patterson Plank Road
Secaucus, New Jersey 07094

Bankers Trust Company                     105,450,000                     21.09
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

                                                 Dollar Amount of             Percent of
Name and Address of Holder               Certificates Held (in 1,000's)   Certificates Held
--------------------------               ------------------------------   -----------------
Morgan Stanley & Co., Incorporated       50,000,000                       10.00
One Pierrepont Plaza, 7th Floor
Brooklyn, New York 11201

The Chase Manhattan Bank, N.A.           39,000,000                        7.80
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Citicorp Services, Inc.                  31,100,000                        6.22
P.O. Box 30576
Tampa, Florida 33607

Chase Manhattan Bank/Chemical            28,000,000                        5.60
Auto Settle Department
4 New York Plaza, 4th Floor
New York, New York 10004

The Bank of California                   25,000,000                        5.00
Safekeeping Department
475 Sansome Street, 11th Floor
San Francisco, California 94145

       (L)  Floating Rate Asset Backed Certificates Series 1996-Q

                                                 Dollar Amount of             Percent of
Name and Address of Holder               Certificates Held (in 1,000's)   Certificates Held
--------------------------               ------------------------------   -----------------
The Chase Manhattan Bank, N.A.           $528,500,000                     58.72%
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

Goldman, Sachs & Co.                      123,625,000                     13.74
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, New York 11717

Citicorp Services, Inc.                    50,000,000                      5.56
P.O. Box 30576
Tampa, Florida 33607

       (M)  Floating Rate Asset Backed Certificates Series 1996-R

                                                 Dollar Amount of             Percent of
Name and Address of Holder               Certificates Held (in 1,000's)   Certificates Held
--------------------------               ------------------------------   -----------------
SSB - Custodian                          $202,307,000                     50.58%
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

Northern Trust Company                     96,000,000                     24.00
801 South Canal C-In
Chicago, Illinois 60607

Citicorp Services, Inc.                    45,000,000                     11.25
P.O. Box 30576
Tampa, Florida 33607

Swiss Bank Corporation                     25,000,000                      6.25
New York Branch
222 Broadway
New York, New York 11038

       (N)  Floating Rate Asset Backed Certificates Series 1996-S

                                                 Dollar Amount of             Percent of
Name and Address of Holder               Certificates Held (in 1,000's)   Certificates Held
--------------------------               ------------------------------   -----------------
The Chase Manhattan Bank, N.A.           $247,000,000                     35.29%
Two Chase Manhattan Plaza, 5th Floor
New York, New York 10081

NatWest Securities Corporation             75,000,000                     10.71
100 Wall Street
New York, New York 10005

Goldman, Sachs & Co.                       48,100,000                      6.87
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, New York 11717

The First National Bank of Chicago         40,985,000                      5.86
One First National Plaza, Suite 0417
Chicago, Illinois 60670

Bankers Trust Company                      40,000,000                      5.71
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

                                                 Dollar Amount of             Percent of
Name and Address of Holder               Certificates Held (in 1,000's)   Certificates Held
--------------------------               ------------------------------   -----------------
Chase Manhattan Bank/ Broker             37,900,000                       5.41
 & Dealer Clearance Department
4 New York Plaza, 21st Floor
New York, New York 10015

SSB - Custodian                          37,239,000                       5.32
Global Proxy Unit, A5NW
P.O. Box 1631
Boxton, Massachusetts 02105-1631

Morgan Stanley & Co., Incorporated       36,015,000                       5.15
One Pierrepont Plaza, 7th Floor
Brooklyn, New York 11201

   (b)    Not Applicable.

   (c)    Not Applicable.


ITEM 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

   Not applicable.


PART IV
-------


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

   (a) 1. Annual Servicer's Certificate respecting compliance for Master Trust II dated March 25, 1997.

       2. Annual Independent Public Accountant's Reports dated March 14, 1997 concerning the Servicer's servicing activities and applying certain agreed-upon procedures for Master Trust II for the period ended December 31, 1996.

       3. Supplementary Master Trust II Data relating to the performance of Master Trust II.

   (b)  See Item 2.

   (c)  Not applicable.

   (d) Not applicable. No annual report or proxy material has been sent to security holders.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1997.

                                    FCC NATIONAL BANK
                                    (Registrant)

                                        /s/ W. G. Jurgensen
                                    By: ________________________________________
                                        W. G. Jurgensen
                                        Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature                          Title                       Date
---------                          -----                       ----

/s/ Frederick M. Adams, Jr.
___________________________        Director                    March 25, 1997
Frederick M. Adams, Jr.


/s/ S. Faye Dadzie
___________________________        Director                    March 25, 1997
S. Faye Dadzie


/s/ Joseph M. Dudzinsky
___________________________        Director                    March 25, 1997
Joseph M. Dudzinsky


/s/ Richard P. Eckman
___________________________        Director                    March 25, 1997
Richard P. Eckman


/s/ William J. Garner
___________________________        Director                    March 25, 1997
William J. Garner


/s/ W.G. Jurgensen
___________________________        Director and Principal      March 25, 1997
W.G. Jurgensen                     Executive Officer


Michael J. Majchrzak
___________________________        Director                    March 25, 1997
Michael J. Majchrzak


Anthony K. Metta
___________________________        Director                    March 25, 1997
Anthony K. Metta

/s/ Ralph R. Mueller
_________________________       Director                         March 25, 1997
Ralph R. Mueller


/s/ Peter J. Nowak, Jr.
_________________________       Director, Principal Accounting   March 25, 1997
Peter J. Nowak, Jr.             Officer and Principal
                                Financial Officer


/s/ Jeremiah P. Shea
_________________________       Director                         March 25, 1997
Jeremiah P. Shea

                               INDEX TO EXHIBITS


Exhibit                   Description of                         Sequential Page
Number                        Exhibit                                Number
-------                   --------------                         ---------------


 1         Annual Servicer's Certificate respecting compliance
             for Master Trust II                                        17

 2         Annual Independent Public Accountant's Reports
             for Master Trust II                                        18

 3         Supplementary Master Trust II Data                          172