Form 10-K405
period 1997-12-31
FCC NATIONAL BANK
filed 1998-03-25
CIK 819975

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ___________

              COMMISSION FILE NUMBER 0-16337

FCC National Bank (with respect to First Chicago Master Trust II)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

United States of America                                       51-0269396
-------------------------------------------------------------------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                        Identification No.)


One Gateway Center, 300 King Street, Wilmington, Delaware             19801
------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code    302-594-8606

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
    First Chicago Master Trust II 6.25% Asset Backed Certificates Series 1992-E Floating Rate Asset Backed Certificates Series 1993-F
    Floating Rate Credit Card Certificates Series 1993-H
    Floating Rate Asset Backed Certificates Series 1994-J
    Floating Rate Credit Card Certificates Series 1994-K
    7.15% Credit Card Certificates Series 1994-L
    Floating Rate Credit Card Certificates Series 1995-M
    Floating Rate Credit Card Certificates Series 1995-N
    Floating Rate Credit Card Certificates Series 1995-O
    Floating Rate Credit Card Certificates Series 1995-P
    Floating Rate Asset Backed Certificates Series 1996-Q
    Floating Rate Asset Backed Certificates Series 1996-R
    Floating Rate Asset Backed Certificates Series 1996-S
    Floating Rate Asset Backed Certificates Series 1997-T
    Floating Rate Asset Backed Certificates Series 1997-U

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

Documents Incorporated By Reference.  None.

FCC National Bank (with respect to
First Chicago Master Trust II)
---------------------------------------

TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I

  Item 1.     Business........................................................     1

  Item 2.     Properties......................................................     1

  Item 3.     Legal Proceedings...............................................     1

  Item 4.     Submission of Matters to a Vote of Security Holders.............     1

PART II

  Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.............................................     1

  Item 6.     Selected Financial Data.........................................     2

  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................     2

  Item 8.     Financial Statements and Supplementary Data.....................     2

  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure........................................     2

PART III

  Item 10.    Directors and Executive Officers of the Registrant..............     2

  Item 11.    Executive Compensation..........................................     2

  Item 12.    Security Ownership of Certain Beneficial Owners and Management..     3

  Item 13.    Certain Relationships and Related Transactions..................    17

PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K    17

  SIGNATURES...................................................................   18

  EXHIBITS.....................................................................   20

PART I
------

ITEM 1.  Business
         --------

  Not applicable.

ITEM 2.  Properties
         ----------

  The information set forth in the Current Reports on Form 8-K dated January 10, 1997, February 12, 1997, March 12, 1997, April 10, 1997, May 13, 1997, June 11,
1997, July 10, 1997, August 12, 1997, September 10, 1997, October 10, 1997,
November 12, 1997, and December 10, 1997, as filed by the Registrant with respect to First Chicago Master Trust II, is incorporated herein by reference. (Certain terms used but not defined in this Form 10-K Annual Report have the meanings assigned, respectively, in the Pooling and Servicing Agreement dated as of June 1, 1990, as amended and supplemented, filed as Exhibits 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 4.9, 4.10, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17,
4.18, 4.19, 4.20, 4.21, 4.22, 4.23, 4.24, 4.25, 4.26 and 4.27 to the
Registrant's Form S-3 Registration Statement No. 333-02361.)

  First Chicago Master Trust II ( "Master Trust II")

  For the February 17, 1998, interest payment date, 1.80% of the Accounts in the Master Trust II were 30 days or more delinquent, which represented 5.59% of the receivables in the Master Trust II. As of the February 17, 1998, interest payment date, the amount of receivables in the Master Trust II written off as uncollectible in each of the prior two Due Periods equalled 9.20% and 8.57%, respectively, on an annualized basis of the balance of receivables in the Master Trust for such Due Periods.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

  (a) Each holder of record* at December 31, 1997, of more than five percent (5%) of each Series of Certificates is indicated below:

  Master Trust II

  (A)  6.25% Asset Backed Certificates Series 1992-E


                                       Dollar Amount of       Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------------       -----------------  ------------------

The Chase Manhattan Bank, N.A.              $362,336,000              36.23%
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Bank of New York                             171,100,000              17.11
925 Patterson Plank Road
Secaucus, New Jersey 07094

Boston Safe Deposit & Trust Company          118,720,000              11.87
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

SSB Custodian                                 62,375,000               6.24
Global Corp. Action Department
JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

--------------------
* With respect to each Series of Certificates, The Depository Trust Company ("DTC"), through its nominee Cede & Co., P.O. Box 20, Bowling Green Station, New York, New York 10274, is the sole holder of record of more than five percent (5%) of the Certificates. The information set forth in response to
   Item 12(a) represents those persons for whom DTC holds the Certificates, based on information supplied by DTC to the Registrants.

(B)  Floating Rate Asset Backed Certificates Series 1993-F


                                       Dollar Amount of       Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------------       -----------------  ------------------

The Chase Manhattan Bank, N.A.           $261,000,000     37.29%
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Bank of New York                           93,010,000     13.29
925 Patterson Plank Road
Secaucus, New Jersey 07094

Bankers Trust Company                      86,840,000     12.41
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

SSB-Custodian                              71,020,000     10.15
Global Corp. Action Department
JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Investors Fiduciary Trust Company/SSB      70,350,000     10.05
Global Corp. Action Department
JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Citibank, N.A.                              40,300,000     5.76
P.O. Box 30576
Tampa, Florida 33607

       (C)  Floating Rate Credit Card Certificates Series 1993-H

                                           Dollar Amount of             Percent of
Name and Address of Holder                Certificates Held         Certificates Held
----------------------------------  ------------------------------  ------------------

Bank of New York                             $235,040,000              33.58%
925 Patterson Plank Road
Secaucus, New Jersey 07094

SSB - Custodian                               169,086,000              24.16
Global Corp. Action Department
JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

The Chase Manhattan Bank, N.A.                136,000,000              19.43
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Bankers Trust Company                          51,710,000               7.39
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Citibank, N.A.                                 35,350,000               5.05
P.O. Box 30576
Tampa, Florida 33607

  (D) Floating Rate Asset Backed Certificates Series 1994-J

                                       Dollar Amount of       Percent of
Name and Address of Holder             Certificates Held  Certificates Held
-------------------------------------  -----------------  ------------------

Boston Safe Deposit & Trust Company         $172,125,000              34.43%
c/o Mellon Bank N.A.
Three Mellon Bank center
Room 153-3015
Pittsburgh, Pennsylvania 15259

Bankers Trust Company                         93,350,000              18.67
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

SSB - Custodian                               85,500,000              17.10
Global Corp. Action Department
JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Chase Manhattan Bank/Chemical                 40,250,000               8.05
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Citibank, N.A.                                34,025,000               6.81
P.O. Box 30576
Tampa, Florida 33607

(E) Floating Rate Credit Card Certificates Series 1994-K

                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

SSB - Custodian                        $244,255,000           48.85%
Global Corp. Action Department
JAB5W
Boston, Massachusetts 02105-1631

Boston Safe Deposit & Trust Co.         115,000,000           23.00
c/o Mellon Bank N.A.
Three Mellon Bank center
Room 153-3015
Pittsburgh, Pennsylvania 15259

Bankers Trust Company                    63,140,000           12.63
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Citibank, N.A.                           40,000,000            8.00
P.O. Box 30576
Tampa, Florida 33607

Bank of New York                         25,000,000            5.00
925 Patterson Plank Road
Secaucus, New Jersey 07094

       (F) 7.15% Credit Card Certificates Series 1994-L

                                    Dollar Amount of       Percent of
Name and Address of Holder          Certificates Held  Certificates Held
----------------------------------  -----------------  ------------------

Chase Manhattan Bank                      $63,650,000              12.73%
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

SSB - Custodian                            56,500,000              11.30
Global Corp. Action Department
JAB5W
Boston, Massachusetts 02105-1631

Firstar Trust Company                      49,710,000               9.94
Corporate Trust Department
1555 North Rivercenter Drive
Suite 301
Milwaukee, Wisconsin 53212

Northern Trust Company                     46,100,000               9.22
801 S. Canal C-In
Chicago, Illinois 60607

Bankers Trust Company                      44,215,000               8.84
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Bank of New York                           40,015,000               8.00
925 Patterson Plank Road
Secaucus, New Jersey 07094

Boston Safe Deposit & Trust Co.            37,355,000               7.47
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

UBS Securities Inc.                        32,360,000               6.47
299 Park Avenue
8th Floor
New York, New York 10171-0026

The Provident Bank                         25,350,000               5.07
One East Fourth Street
Mail Drop 666D
Cincinnati, Ohio 45202

       (G) Floating Rate Credit Card Certificates Series 1995-M

                                             Dollar Amount of       Percent of
Name and Address of Holder                   Certificates Held  Certificates Held
---------------------------                  -----------------  ------------------

The Chase Manhattan Bank, N.A.                    $129,000,000              25.80%
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Bank of New York                                   120,400,000              24.08
925 Patterson Plank Road
Secaucus, New Jersey 07094

Boston Safe Deposit & Trust Co.                     69,000,000              13.80
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

Fuji Bank & Trust Company                           40,000,000               8.00
2 World Trade Center 81st Floor
New York, New York 10048

Bear Stearns Securities Corporation                 30,540,000               6.11
One MetroTech Center North
4th Floor
Brooklyn, New York 11201-3862



       (H) Floating Rate Credit Card Certificates Series 1995-N

                                               Dollar Amount of   Percent of
Name and Address of Holder                    Certificates Held  Certificates Held
-------------------------------------         -----------------  -----------------
SSB - Custodian                                    $225,125,000              51.03%
Global Action Department, JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Chase Manhattan Bank                                120,900,000              24.18
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Bankers Trust Company                                36,500,000               7.30
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

       (I) Floating Rate Credit Card Certificates Series 1995-O

                                    Dollar Amount of       Percent of
Name and Address of Holder          Certificates Held  Certificates Held
----------------------------------  -----------------  ------------------

The Bank of New York                     $171,440,000              34.29%
925 Patterson Plank Road
Secaucas, New Jersey 07094

The Chase Manhattan Bank, N.A.            113,250,000              22.65
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Boston Safe Deposit & Trust Co.            57,250,000              11.45
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

The Dai-Ichi Kangyo Bank Limited           35,000,000               7.00
New York Branch
1 World Trade Center, Suite 4911
New York, New York 10048

Chase Manhattan Bank/Chemical              25,000,000               5.00
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Fuji Bank & Trust Company                  25,000,000               5.00
2 World Trade Center 81st Floor
New York, New York 10048

(J) Floating Rate Credit Card Certificates Series 1995-P

                                     Dollar Amount of       Percent of
Name and Address of Holder           Certificates Held  Certificates Held
-----------------------------------  -----------------  ------------------

Bank of New York                          $187,125,000              37.43%
925 Patterson Plank Road
Secaucus, New Jersey 07094

Boston Safe Deposit & Trust Co.            101,305,000              20.26
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

The Chase Manhattan Bank, N.A.              34,000,000               6.80
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Chase Manhattan Bank/Chemical               33,000,000               6.60
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Citibank, N.A.                              30,800,000               6.16
P.O. Box 30576
Tampa, Florida 33607

Brown Brothers Harriman & Company           26,000,000               5.20
63 Wall Street, 8th Floor
New York, New York 10005

Union Bank of California, N.A.              25,000,000               5.00
Safekeeping Department
475 Sansome Street, 11th Floor
San Francisco, California 94145

      (K) Floating Rate Asset Backed Certificates Series 1996-Q


                                  Dollar Amount of          Percent of
Name and Address of Holder        Certificates Held     Certificates Held
--------------------------------  -----------------     ------------------

The Chase Manhattan Bank, N.A.         $542,625,000              60.29%
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Northern Trust Company                  109,725,000              12.19
801 S. Canal C-In
Chicago, Illinois 60607

Chase Manhattan Bank/Chemical            50,000,000               5.56
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Citibank, N.A.                           50,000,000               5.56
P.O. Box 30576
Tampa, Florida 33607

      (L) Floating Rate Asset Backed Certificates Series 1996-R


                              Dollar Amount of         Percent of
Name and Address of Holder    Certificates Held     Certificates Held
--------------------------    -----------------     -----------------

Northern Trust Company                 $91,000,000        22.75%
801 S. Canal C-In
Chicago, Illinois 60607

The Bank of New York                    63,180,000        15.80
925 Patterson Plank Road
Secaucus, New Jersey 07094

Bankers Trust Company                   52,000,000        13.00
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Boston Safe Deposit & Trust Company     50,000,000        12.50
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

Chase Manhattan Bank/Chemical           45,000,000        11.25
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Citibank, N.A.                          45,000,000        11.25
P.O. Box 30576
Tampa, Florida 33630-3576

SSB - Custodian                         31,000,000         7.75
Global Corp Action Department
JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Chase Manhattan Bank                    20,000,000         5.00
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

      (M) Floating Rate Asset Backed Certificates Series 1996-S

                                   Dollar Amount of         Percent of
Name and Address of Holder         Certificates Held     Certificates Held
--------------------------         -----------------     -----------------

Chase Manhattan Bank                    $255,515,000            36.50%
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

SSB - Custodian                           99,160,000            14.17
Global Corp Action Department, JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

PNC National Association                  76,000,000            10.86
1835 Market Street
11 Penn Center, 15th Floor
Philadelphia, Pennsylvania 19103

Chase Manhattan Bank/Chemical             40,000,000             5.71
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Chase Manhattan Bank/Broker & Dealer      38,300,000             5.47
  Clearance Department
4 New York Plaza, 21st Floor
New York, New York 10015

Citibank, N.A.                            38,000,000             5.43
P.O. Box 30576
Tampa, Florida 33630-3576

  (N) Floating Rate Asset Backed Certificates Series 1997-T.

                                        Dollar Amount of         Percent of
Name and Address of Holder              Certificates Held     Certificates Held
--------------------------              -----------------     -----------------
Boston Safe Deposit & Trust Company     $141,385,000               23.56%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

SSB - Custodian                           94,670,000               15.78
Global Corp Action Department, JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Northern Trust Company                    88,930,000               14.82
801 S. Canal C-In
Chicago, Illinois 60607

The Bank of New York                      84,350,000               14.06
925 Patterson Plank Road
Secaucus, New Jersey 07094

Bankers Trust Company                     81,210,000               13.54
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Bankers Trust Company/First Chicago       38,100,000                6.35
  Capital Markets
16 Wall Street, 5th Floor
New York, New York 10005

(O)   Floating Rate Asset Backed Certificates Series 1997-U.

                                          Dollar Amount of      Percent of
Name and Address of Holder                Certificates Held     Certificates Held
----------------------------------------  --------------------  -----------------
Chase Manhattan Bank                              $177,500,000              44.38%
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

Citibank, N.A.                                      50,000,000              12.50
P.O. Box 30576
Tampa, Florida 33630-3576

French American Banking Corporation                 40,935,000              10.23
200 Liberty Street, 20th Floor
New York, New York 10281

Chase Manhattan Bank/Chemical                       36,080,000               9.02
4 New York Plaza
Proxy Department, 13th Floor
New York, New York 10004

The Bank of New York                                36,000,000               9.00
925 Patterson Plank Road
Secaucus, New Jersey 07094

  (b)    Not Applicable.

  (c)    Not Applicable.

ITEM 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Not applicable.

PART IV
-------

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

  (a) 1. Annual Servicer's Certificate respecting compliance for Master Trust II dated March 23,1998

      2. Annual Independent Public Accountant's Reports dated March 13, 1998 concerning the Servicer's servicing activities and applying certain agreed-upon procedures for Master Trust II for the period ended December 31, 1997.

      3. Supplementary Master Trust II Data relating to the performance of Master Trust II.

   (b)  See Item 2.

   (c)  Not applicable.

   (d) Not applicable. No annual report or proxy material has been sent to security holders.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1998.

                                    FCC NATIONAL BANK
                                    (Registrant)


                                    By:  /s/ W. G. Jurgensen
                                         _______________________________________
                                         W. G. Jurgensen
                                         Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature                    Title                          Date
---------                    -----                          ----

/s/ Joseph M. Dudzinsky
________________________     Director                       March 24, 1998
Joseph M. Dudzinsky

/s/ Richard P. Eckman
________________________     Director                       March 24, 1998
Richard P. Eckman

/s/ William J. Garner
________________________     Director                       March 24, 1998
William J. Garner

/s/ Joyce D. Hunter
________________________     Director                       March 24, 1998
Joyce D. Hunter

/s/ W.G. Jurgensen
________________________     Director and Principal         March 24, 1998
W.G. Jurgensen               Executive Officer

/s/ Michael J. Majchrzak
________________________     Director                       March 24, 1998
Michael J. Majchrzak

/s/ Anthony K. Metta
________________________     Director                       March 24, 1998
Anthony K. Metta



Signature                    Title                          Date
---------                    -----                          ----

/s/ Timothy P. Moen
_________________________     Director                       March 24, 1998
Timothy P. Moen

/s/ Ralph R. Mueller
_________________________     Director                       March 24, 1998
Ralph R. Mueller

/s/ Peter J. Nowak, Jr.
________________________     Director, Principal             March 24, 1998
Peter J. Nowak, Jr.          Accounting Officer and
                             Principal Financial Officer

/s/ Jeremiah P. Shea
________________________     Director                        March 24, 1998
Jeremiah P. Shea

                               INDEX TO EXHIBITS


Exhibit                     Description of                             Sequential Page
Number                          Exhibit                                    Number
-------                     --------------                             ---------------

 1         Annual Servicer's Certificate respecting compliance for
           Master Trust II

 2         Annual Independent Public Accountant's Reports
            for Master Trust II

 3         Supplementary Master Trust II Data