Form 10-K
period 1998-12-31
FCC NATIONAL BANK; FIRST CHICAGO MASTER TRUST II
filed 1999-03-26
CIK 819975, 863856

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K



[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998

                                       OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:
    Floating Rate Asset Backed Certificates Series 1994-J
    Floating Rate Credit Card Certificates Series 1994-K
    7.15% Credit Card Certificates Series 1994-L
    Floating Rate Credit Card Certificates Series 1995-M
    Floating Rate Credit Card Certificates Series 1995-N
    Floating Rate Credit Card Certificates Series 1995-O
    Floating Rate Credit Card Certificates Series 1995-P
    Floating Rate Asset Backed Certificates Series 1996-Q
    Floating Rate Asset Backed Certificates Series 1996-R
    Floating Rate Asset Backed Certificates Series 1996-S
    Floating Rate Asset Backed Certificates Series 1997-T
    Floating Rate Asset Backed Certificates Series 1997-U
    Floating Rate Asset Backed Certificates Series 1998-V
                                      (Title of Class)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X    No
      -----      -----
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

Documents Incorporated By Reference.  None.

FCC National Bank (with respect to
First Chicago Master Trust II)
----------------------------------

TABLE OF CONTENTS
                                                                Page
                                                                ----

PART I

  Item 1.  Business.............................................. 2

  Item 2.  Properties............................................ 2

  Item 3.  Legal Proceedings..................................... 2

  Item 4.  Submission of Matters to a Vote of Security Holders... 2

PART II

  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters................................... 2

  Item 6.  Selected Financial Data............................... 4

  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......... 4

  Item 8.  Financial Statements and Supplementary Data........... 5

  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure................ 5

PART III

  Item 10. Directors and Executive Officers of the Registrant.... 5

  Item 11. Executive Compensation................................ 5

  Item 12. Security Ownership of Certain Beneficial Owners
           and Management........................................ 6

  Item 13. Certain Relationships and Related Transactions........17

PART IV

  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K...................................17

  SIGNATURES.....................................................18

  EXHIBITS.......................................................19

PART I
------

Item 1.  Business
         --------

  Not applicable.

Item 2.  Properties
         ----------

  The information set forth in the Current Reports on Form 8-K dated January 12, 1998, February 11, 1998, March 12, 1998, April 10, 1998, May 12, 1998, June 9,
1998, July 8, 1998, August 11, 1998, September 10, 1998, October 9, 1998,
November 10, 1998, and December 9, 1998, as filed by the Registrant with respect to First Chicago Master Trust II, is incorporated herein by reference. (Certain terms used but not defined in this Form 10-K Annual Report have the meanings assigned, respectively, in the Pooling and Servicing Agreement dated as of June 1, 1990, as amended and supplemented, filed as Exhibits 4.1, 4.7, 4.9, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17, 4.19, 4.20, 4.21, 4.22, 4.23, 4.24, 4.27 and
4.28 to the Registrant's Form S-3 Registration Statement No. 333-49625.)

  First Chicago Master Trust II ( "Master Trust II")

       For the February 16, 1999, interest payment date 1.70% of the Accounts in the Master Trust II were 30 days or more delinquent, which represented 5.47% of the receivables in the Master Trust II. As of the February 16, 1999, interest payment date, the amount of receivables in the Master Trust II written off as uncollectible in each of the prior two Due Periods equaled 5.74% and 4.74%, respectively, on an annualized basis of the balance of receivables in the Master Trust for such Due Periods.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Year 2000 Readiness Disclosure

  BANK ONE CORPORATION ("BANK ONE"), the parent corporation of FCC National Bank (the "Bank"), has established an overall project plan to address systems-related Year 2000 issues. The plan calls for either modification to or replacement of existing business systems applications. Included in this plan is the repair of the systems of the Bank, including those systems applications maintained for the Trust. Substantially all of the remaining work under the program which relates to the Trust or the Bank, including testing of critical systems, was completed by the end of 1998.

  Detailed contingency plans exist for critical business system applications to mitigate potential delays or other problems associated with system replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. BANK ONE will continue to review and validate the scope and content of its contingency plans through 1999.

  Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. BANK ONE is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, BANK ONE bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness.

  BANK ONE's Year 2000 project costs are expected to reach $350 million over the life of the project. Year 2000 costs incurred by BANK ONE through year-end 1998 were approximately $235 million. Notwithstanding the substantial expense involved in Year 2000 compliance issues incurred by BANK ONE, the Trust will not bear any expense in connection with BANK ONE's remediation program.

  Because the Bank's business is highly reliant on various computer technologies, disruptions caused by Year 2000 failures have the potential to have a material impact on the Bank's operations. Based on the current project status and extensive testing completed and planned, the Bank expects any internal Year 2000 system failure will be handled in the normal course of business and will not have a significant impact on the Bank or the Trust. It is more likely that any impact will result from a third party that the Bank conducts business with directly or indirectly. Payments to the Trust could be negatively affected if Year 2000 failures prevent the Bank or other entities from processing customer transactions or cause customers to curtail credit card spending for a period of time.

  The foregoing forward-looking statements concerning the effects of Year 2000 compliance on the Bank and the Trust are subject to risks and uncertainties related to the implementation of the remediation plan undertaken by BANK ONE. Factors which could affect such plan include, but are not limited to: failure of third parties providing software, telecommunications, data network and other products and services to the Bank or to BANK ONE to become Year 2000 compliant; insufficient staff and other technical resources to address unexpected Year 2000 issues; and disruptions in the overall consumer credit market due to Year 2000 problems.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

  (a) Each holder of record* at December 31, 1998, of more than five percent (5%) of each Series of Certificates is indicated below:

  Master Trust II

  (A) Floating Rate Credit Card Certificates Series 1993-H


                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------


The Bank of New York                     $234,390,000          33.48%
925 Patterson Plank Road
Secaucus, New Jersey 07094

State Street Bank and Trust Company       169,086,000          24.16
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Chase Manhattan Bank                      141,000,060          20.14
4 New York Plaza, 13th Floor
New York, New York 10004

Bankers Trust Company                      55,260,000           7.89
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Prudential Securities Custody              37,113,940           5.30
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, New York 11717

Citibank, N.A.                             35,350,000           5.05
P.O. Box 30576
Tampa, Florida 33630-3576

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

   (B)  Floating Rate Asset Backed Certificates Series 1994-J


                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

Boston Safe Deposit and Trust Company    $177,325,000          35.47%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

State Street Bank and Trust Company        85,500,000          17.10
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Bankers Trust Company                      83,350,000          16.67
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Chase Manhattan Bank                       71,250,000          14.25
4 New York Plaza, 13th Floor
New York, New York 10004

Citibank, N.A.                             27,525,000           5.51
P.O. Box 30576
Tampa, Florida 33630-3576

       (C)  Floating Rate Credit Card Certificates Series 1994-K

                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

State Street Bank and Trust Company       $244,255,000         48.85%
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Boston Safe Deposit and Trust Co.           85,000,000         17.00
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

The Bank of New York                        55,000,000         11.00
925 Patterson Plank Road
Secaucus, New Jersey 07094

Citibank, N.A.                              33,000,000          6.60
P.O. Box 30576
Tampa, Florida 33630-3576

Bankers Trust Company                       27,340,000          5.47
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Chase Manhattan Bank                        25,000,000          5.00
4 New York Plaza, 13th Floor
New York, New York

       (D) 7.15% Credit Card Certificates Series 1994-L

                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

Chase Manhattan Bank                      $132,815,000         26.56%
4 New York Plaza, 13th Floor
New York, New York 10004

Bankers Trust Company                       75,645,000         15.13
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

State Street Bank and Trust Company         63,925,000         12.79
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

The Bank of New York                        48,225,000          9.65
925 Patterson Plank Road
Secaucus, New Jersey 07094

The Northern Trust Company                  37,015,000          7.40
801 S. Canal C-IN
Chicago, Illinois 60607

       (E) Floating Rate Credit Card Certificates Series 1995-M

                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

Chase Manhattan Bank                     $273,490,000          54.70%
4 New York Plaza, 13th Floor
New York, New York 10004

Boston Safe Deposit and Trust Company      69,000,000          13.80
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

The Fuji Bank and Trust Company            40,000,000           8.00
2 World Trade Center, 81st Floor
New York, New York 10048

State Street Bank and Trust Company        30,000,000           6.00
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631


       (F) Floating Rate Credit Card Certificates Series 1995-N


                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

State Street Bank and Trust Company      $252,125,000          50.43%
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Chase Manhattan Bank                       89,000,000          17.80
4 New York Plaza, 13th Floor
New York, New York 10004

Investors Fiduciary Trust Company/SSB      72,100,000          14.42
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Citibank. N.A.                             25,000,000           5.00
P.O. Box 30576
Tampa, Florida 33630-3576

       (G) Floating Rate Credit Card Certificates Series 1995-O

                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

Chase Manhattan Bank                     $261,750,000         52.35%
4 New York Plaza, 13th Floor
New York, New York 10004

Marine/Treasury Investments                42,220,000          8.44
140 Broadway  Level A
New York, New York 10015

Citibank, N.A.                             38,560,000          7.71
P.O. Box 30576
Tampa, Florida 33630-3576

Bankers Trust Company                      35,970,000          7.19
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

The Bank of New York                       33,690,000          6.74
925 Patterson Plank Road
Secaucus, New Jersey 07094


Boston Safe Deposit and Trust Company     26,930,000           5.39
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

The Fuji Bank and Trust Company           25,000,000           5.00
2 World Trade Center, 81st Floor
New York, New York 10048

       (H) Floating Rate Credit Card Certificates Series 1995-P

                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

Boston Safe and Trust Company            $160,675,000          32.14%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

The Bank of New York                       66,100,000          13.22
925 Patterson Plank Road
Secaucus, New Jersey 07094

Deutsche Bank A.G.                         50,000,000          10.00
New York Branch
31 West 52nd Street
New York, New York 10019

Chase Manhattan Bank                       47,100,000           9.42
4 New York Plaza, 13th Floor
New York, New York 10004

Brown Brothers Harriman & Co.              38,025,000           7.61
63 Wall Street, 8th Floor
New York, New York 10005

State Street Bank and Trust Company        32,000,000           6.40
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Bankers Trust Company                      30,500,000           6.10
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Citibank, N.A.                             28,000,000           5.60
P.O. Box 30576
Tampa, Florida 33630-3576

Union Bank of California, N.A.             25,000,000           5.00
P.O. Box 109
San Diego, CA 92112-4103

     (I) Floating Rate Credit Card Certificates Series 1996-Q

                                       Dollar Amount of      Percent of
Name and Address of Holder             Certificates Held  Certificates Held
--------------------------             -----------------  -----------------

Chase Manhattan Bank                      $292,625,000         32.51%
4 New York Plaza, 13th Floor
New York, New York 10004

Bankers Trust Company                      129,200,000         14.36
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

The Northern Trust Company                 108,875,000         12.10
801 S. Canal C-IN
Chicago, Illinois 60607

Citibank, N.A.                             105,000,000         11.67
P.O. Box 30576
Tampa, Florida 33630-3576

The Bank of New York                        81,000,000          9.00
925 Patterson Plank Road
Secaucus, New Jersey 07094

State Street Bank and Trust Company         55,950,000          6.22
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

BNY/ITC                                     45,450,000          5.05
c/o N.A. Schapiro & Co., Inc.
One Chase Manhattan Plaza, 58th Floor
New York, New York 10005

      (J) Floating Rate Asset Backed Certificates Series 1996-R

                              Dollar Amount of             Percent of
Name and Address of Holder    Certificates Held         Certificates Held
--------------------------    -----------------         -----------------

Chase Manhattan Bank             $84,360,000                  21.09%
4 New York Plaza, 13th Floor
New York, New York 10004

The Northern Trust Company        76,000,000                  19.00
801 S. Canal C-IN
Chicago, Illinois 60607

The Bank of New York              53,180,000                  13.30
925 Patterson Plank Road
Secaucus, New Jersey 07094

Bankers Trust Company             50,000,000                  12.50
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

Prudential Securities Custody     50,000,000                  12.50
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, New York 11717

State Street Bank
  and Trust Company               36,000,000                   9.00
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

      (K) Floating Rate Asset Backed Certificates Series 1996-S

                              Dollar Amount of              Percent of
Name and Address of Holder    Certificates Held         Certificates Held
--------------------------    -----------------         -----------------

Chase Manhattan Bank             $188,225,000                 26.89%
4 New York Plaza, 13th Floor
New York, New York 10004

Warburg Dillon Read LLC            80,000,000                 11.43
677 Washington Boulevard
Stamford, Connecticut 06901

Chase Bank of Texas, N.A.          76,000,000                 10.86
P.O. Box 2558
Houston, Texas 77252-2558

Citibank, N.A.                     74,075,000                 10.58
P.O. Box 30576
Tampa, Florida 33630-3576

BNY/ITC                            70,000,000                 10.00
c/o N.A. Schapiro & Co., Inc.
One Chase Manhattan Plaza,
58th Floor
New York, New York 10005

State Street Bank
  and Trust Company                65,000,000                  9.29
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

The Bank of New York               45,000,000                  6.43
925 Patterson Plank Road
Secaucus, New Jersey 07094

          (L) Floating Rate Asset Backed Certificates Series 1996-T


                                 Dollar Amount of              Percent of
Name and Address of Holder       Certificates Held         Certificates Held
--------------------------       -----------------         -----------------

Boston Safe Deposit
  and Trust Company                $145,220,000                  24.20%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

The Bank of New York                100,700,000                  16.78
925 Patterson Plank Road
Secaucus, New Jersey 07094

State Street Bank
  and Trust Company                  87,228,000                  14.54
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

The Northern Trust Company           83,787,000                  13.96
801 S. Canal C-IN
Chicago, Illinois 60607

BNY/ITC                              60,000,000                  10.00
c/o N.A. Schapiro & Co., Inc.
One Chase Manhattan Plaza,
58th Floor
New York, New York 10005

Chase Manhattan Bank                 55,780,000                   9.30
4 New York Plaza, 13th Floor
New York, New York 10004

Bankers Trust Company                36,810,000                   6.14
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

     (M) Floating Rate Asset Backed Certificates Series 1997-U.

                              Dollar Amount of            Percent of
Name and Address of Holder    Certificates Held       Certificates Held
--------------------------    -----------------       -----------------

Chase Manhattan Bank             $201,935,000                50.48%
4 New York Plaza, 13th Floor
New York, New York 10004

Citibank, N.A.                    111,565,000                27.89
P.O. Box 30576
Tampa, Florida 33630-3576

The Bank of New York               38,000,000                9.50
925 Patterson Plank Road
Secaucus, New Jersey 07094


     (N)   Floating Rate Asset Backed Certificates Series 1998-V.

                              Dollar Amount of             Percent of
Name and Address of Holder    Certificates Held         Certificates Held
--------------------------    -----------------         -----------------

State Street Bank
  and Trust Company              $253,776,000                 25.38%
Global Corp. Action Dept. JAB5W
P.O. Box 1631
Boston, Massachusetts 02105-1631

Boston Safe Deposit
  and Trust Company               147,430,000                 14.74
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, Pennsylvania 15259

The Bank of New York              116,485,000                 11.65
925 Patterson Plank Road
Secaucus, New Jersey 07094

Chase Manhattan Bank              107,945,000                 10.79
4 New York Plaza, 13th Floor
New York, New York 10004

Citibank, N.A.                    106,910,000                 10.69
P.O. Box 30576
Tampa, Florida 33630-3576

The Northern Trust Company         81,050,000                  8.11
801 S. Canal C-IN
Chicago, Illinois 60607

Bankers Trust Company              65,003,000                  6.50
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, Tennessee 37211

(b) Not Applicable

(c) Not Applicable


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Not applicable.

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------


     (a) 1. Annual Servicer's Certificate respecting compliance for Master Trust II dated March 25,1999.

         2. Annual Independent Public Accountant's Reports dated March 25, 1999 concerning the Servicer's servicing activities and applying certain agreed-upon procedures for Master Trust II for the period ended December 31, 1998.

         3. Supplementary Master Trust II Data relating to the performance of Master Trust II.

     (b)  See Item 2.

     (c)  Not applicable.

     (d) Not applicable. No annual report or proxy material has been sent to security holders.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its
behalf by the undersigned, thereunto duly authorized, on this   day of March,
1999.


                                    FCC NATIONAL BANK
                                    As co-registrant and as servicer on
                                    behalf of the Trust as co-registrant

                                    By:   /s/ Richard W. Vague
                                         -------------------------------------
                                         Richard W. Vague
                                         Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature                    Title                       Date
---------                    -----                       ----



/s/ Richard W. Vague         Director and Principal      March 24, 1999
---------------------------  Executive Officer
Richard W. Vague


/s/ Randy L. Christofferson  Director                    March 24, 1999
---------------------------
Randy L. Christofferson



/s/ William J. Garner        Director                    March 24, 1999
---------------------------
William J. Garner



---------------------------  Director                    March 24, 1999
Gary J. Marino


/s/ George P. Hubley         Director, Principal         March 24, 1999
---------------------------  Financial Officer and
George P. Hubley             Principal Accounting Officer


/s/ Roger S. Deacon          Director                    March 24, 1999
---------------------------
Roger S. Deacon

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