Form 10-K
period 1999-12-31
FIRST USA BANK NATIONAL ASSOCIATION; FIRST CHICAGO MASTER TRUST II
filed 2000-03-28
CIK 819975, 863856

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                   ---------
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        Commission file number 0-16337


                     FIRST USA BANK, NATIONAL ASSOCIATION
            (Exact name of Registrant as specified in its charter)
           (As Servicer on behalf of First Chicago Master Trust II)

         Laws of the United States                              51-0269396
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

         201 North Walnut Street                                   19801
          Wilmington, Delaware                                   (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (302) 594-4000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
Floating Rate Credit Card Certificates Series, 1994-K
7.15% Credit Card Certificates, Series 1994-L
Floating Rate Credit Card Certificates, Series 1995-M
Floating Rate Credit Card Certificates, Series 1995-O
Floating Rate Credit Card Certificates, Series 1995-P
Floating Rate Asset Backed Certificates, Series 1996-Q
Floating Rate Asset Backed Certificates, Series 1996-R
Floating Rate Asset Backed Certificates, Series 1996-S
Floating Rate Asset Backed Certificates, Series 1997-T
Floating Rate Asset Backed Certificates, Series 1997-U
Floating Rate Asset Backed Certificates, Series 1998-V
Floating Rate Asset Backed Certificates, Series 1999-W
Floating Rate Asset Backed Certificates, Series 1999-X
Floating Rate Asset Backed Certificates, Series 1999-Y

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  x     NO
    ---       ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not Applicable.

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

    Not Applicable.

    Indicate the number shares outstanding of each of the Registrant's class of common stock, as of the latest practicable date.

    Not Applicable.

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE
===============================================================================

                             FIRST USA BANK, N.A.
                         FIRST CHICAGO MASTER TRUST II
                         1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
Introductory Note.......................................................   3
                                    PART I
                                                                        PAGE
                                                                        ----
ITEM 1.   Business......................................................   3
ITEM 2.   Properties....................................................   3
ITEM 3.   Legal Proceedings.............................................   3
ITEM 4.   Submission of Matters to a Vote of Security Holders...........   3

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters...........................................   3
ITEM 6.   Selected Financial Data.......................................   4
ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   4
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk....   4
ITEM 8.   Financial Statements and Supplementary Data...................   4
ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...........................   4

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant............   4
ITEM 11.  Executive Compensation........................................   4
ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management................................................   5
ITEM 13.  Certain Relationships and Related Transactions................  15

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...........................................  15

                                  SIGNATURES

Signatures..............................................................  16

                               Introductory Note
                               -----------------

Effective September 17, 1999, First USA Bank, National Association (the "Bank"), was merged with and into FCC National Bank, an affiliated national banking association, and the surviving entity. The surviving entity was renamed "First USA Bank, National Association".

The final payment with respect to Floating Rate Credit Card Certificates, Series 1993-H was made on February 16, 1999. The final payment with respect to Floating Rate Credit Card Certificates, Series 1995-N was made on October 15, 1999. The final payment with respect to Floating Rate Asset Backed Certificates, Series 1994-J was made on November 15, 1999. Information with respect to the above Certificates is only included in Item 14(a)3, which contains Supplementary Master Trust II Data relating to the performance of Master Trust II for the year ended December 31, 1999.

                                    PART I

ITEM 1.     BUSINESS

Not applicable

ITEM 2.     PROPERTIES

The information set forth in the Current Reports on Form 8-K dated October 15, 1999, November 15, 1999, and December 15, 1999, as filed by the Registrant with respect to First Chicago Master Trust II ("Master Trust II"), is incorporated herein by reference. (Certain terms used but not defined in this Form 10-K Annual Report have the meanings assigned, respectively, in the Pooling and Servicing Agreement dated as of June 1, 1990, as amended and supplemented, filed as Exhibits 4.1, 4.7, 4.9, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17, 4.19, 4.20,
4.21, 4.22, 4.23, 4.24, 4.27, and 4.28 to the Registrant's Form S-3 Registration Statement No. 333-49625.)

ITEM 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to Master Trust II, involving Master Trust II, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including certain class actions, generally arising out of its normal course of business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Master Trust II

     (i)    There is no established public trading market for the Certificates.

     (ii) Since each of the Certificates was issued in book entry form only, there is only one holder of record of each Series of Certificates.

     (iii)  Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout 1999, BANK ONE CORPORATION ("BANK ONE") executed project plans to assure Year 2000 readiness. These plans included verifying the readiness of internal information technology systems and equipment, and working with external entities, including customers, vendors, utilities and governmental agencies, to verify that they had appropriately addressed Year 2000 readiness issues. Specific business continuity and event plans were designed to address potential disruption and ensure that BANK ONE was positioned to rapidly respond to issues.

BANK ONE had estimated total Year 2000 readiness costs to reach $350 million over the life of the project, and incurred total costs of approximately $343 million.

BANK ONE had an uneventful transition to the Year 2000. BANK ONE's systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of BANK ONE have been available to customers throughout such time, and BANK ONE experienced no significant impact from Year 2000 readiness status of external entities. To meet potential Year 2000 contingencies and potential liquidity needs, BANK ONE increased the value of loans pledged to the Federal Reserve for discount window borrowing.

On an ongoing basis, BANK ONE will continue to monitor its systems, equipment and facilities throughout 2000 and beyond.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See (i) the Annual Servicer's Certificate respecting compliance for the Master Trust II filed as Exhibit 1 under Item 14(a) hereof, (ii) the Annual Independent Public Accountant's Report concerning the Servicer's servicing activities and applying certain agreed-upon procedures for Master Trust II filed as Exhibit 2 under Item 14(a) hereof, and (iii) the Supplementary Master Trust II Data relating to the performance of Master Trust II filed as Exhibit 3 under Item 14(a) hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) With respect to each series of Certificates, The Depository Trust Company ("DTC"), through its nominee Cede & Co., P. O. Box 20, Bowling Green Station, New York, New York 10274, is the sole holder of record of more than five percent (5%) of the Certificates. The following sets forth certain information believed by the Registrant to be accurate based on information provided by DTC concerning the beneficial ownership of Certificates. Number of Certificates identifies the number of $1,000 minimum denomination Certificates beneficially owned by each such investor.

Beneficial owners of more than 5% of the Floating Rate Credit Card Certificates, Series 1994-K as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bank of New York (The)                              25,000         5.00%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company               85,800        17.16%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                                27,000         5.40%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                      58,000        11.60%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company                249,255        49.85%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the 7.15% Credit Card Certificates, Series 1994-L as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bank of New York (The)                             51,835         10.37%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                              42,960          8.59%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company              26,950          5.39%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                              205,350         41.07%
4 New York Plaza, 13th Floor
New York, NY  10004

Investors Fiduciary Trust Company/SSB              30,975          6.20%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Credit Card Certificates, Series 1995-M as of December 31, 1999, are as follows:


                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Boston Safe Deposit and Trust Company              77,500         15.50%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                              215,490         43.10%
4 New York Plaza, 13th Floor
New York, NY  10004

Fuji Bank and Trust Company (The)                  40,000          8.00%
2 World Trade Center, 81st Floor
New York, NY  10048

Northern Trust Company (The)                       33,325          6.67%
801 S. Canal C-IN
Chicago, IL  60607

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Credit Card Certificates, Series 1995-O as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bank of New York (The)                             38,780          7.76%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                              35,970          7.19%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                              283,970         56.79%
4 New York Plaza, 13th Floor
New York, NY  10004

Fuji Bank and Trust Company (The)                  25,000          5.00%
2 World Trade Center, 81st Floor
New York, NY  10048

Salomon Smith Barney, Inc.                         29,180          5.84%
/Salomon Brothers
333 W. 34th Street, 3rd Floor
New York, NY  10001

State Street Bank and Trust Company                25,000          5.00%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Credit Card Certificates, Series 1995-P as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bank of New York (The)                             70,000         14.00%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company             160,675         32.14%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Brown Brothers Harriman & Co.                      38,025          7.61%
63 Wall Street, 8th Floor
New York, NY  10005

Chase Manhattan Bank                               29,100          5.82%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     28,000          5.60%
P.O. Box 30576
Tampa, FL  33630-3576

Deutsche Bank A. G.,                               55,000         11.00%
New York Branch
31 West 52nd Street
New York, NY  10019

Northern Trust Company (The)                       34,400          6.88%
801 S. Canal C-IN
Chicago, IL  60607

SG NY Custody                                      29,600          5.92%
560 Lexington Avenue
New York, NY  10022

Union Bank of California, N.A.                     25,000          5.00%
P. O. Box 109
San Diego, CA  92112-4103

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1996-Q as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bank of New York (The)                            125,500         13.94%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company              48,235          5.36%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank, Trust                       210,900         23.43%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     55,225          6.14%
P.O. Box 30576
Tampa, FL  33630-3576

Deutsche Bank A. G.,                               50,000          5.56%
New York Branch
31 West 52nd Street
New York, NY  10019

Northern Trust Company (The)                      179,485         19.94%
801 S. Canal C-IN
Chicago, IL  60607

Norwest Bank Minnesota,                            51,000          5.67%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

State Street Bank and Trust Company                98,975         11.00%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1996-R as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bank of New York (The)                             29,487          7.37%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                              50,000         12.50%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company              41,000         10.25%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                               86,360         21.59%
4 New York Plaza, 13th Floor
New York, NY  10004

Northern Trust Company (The)                       36,000          9.00%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody                      66,000         16.50%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company                28,000          7.00%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1996-S as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bankers Trust Company                              70,000         10.00%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Bank of Texas, N.A.                          74,029         10.58%
P.O. Box 2558
Houston, TX  77252-2558

Chase Manhattan Bank                              232,800         33.26%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     55,000          7.86%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company               185,000         26.43%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1997-T as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bank of New York (The)                             95,600         15.93%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company             144,195         24.03%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                               53,280          8.88%
4 New York Plaza, 13th Floor
New York, NY  10004

Investors Fiduciary Trust Company/SSB              63,560         10.59%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

Northern Trust Company (The)                       61,500         10.25%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody                      35,000          5.83%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company                76,003         12.67%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1997-U as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Chase Manhattan Bank                              205,435         51.36%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     70,565         17.64%
P.O. Box 30576
Tampa, FL  33630-3576

Norwest Bank Minnesota,                            50,000         12.50%
National Association
733 Marquette Avenue
Minneapolis, MN  55479-0056

State Street Bank and Trust Company                49,000         12.25%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1998-V as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bank of New York (The)                             87,315          8.73%
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                              51,515          5.15%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank                              115,480         11.55%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     75,210          7.52%
P.O. Box 30576
Tampa, FL  33630-3576

Deutsche Bank A. G.,                               50,000          5.00%
New York Branch
31 West 52nd Street
New York, NY  10019

Northern Trust Company (The)                       81,900          8.19%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company               434,300         43.43%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-W as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Citibank, N.A.                                     75,475         10.06%
P.O. Box 30576
Tampa, FL  33630-3576

Deutsche Bank A. G.,                               70,000          9.33%
New York Branch
31 West 52nd Street
New York, NY  10019

Northern Trust Company (The)                      118,800         15.84%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company               308,151         41.09%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-X as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bankers Trust Company                             482,250         64.30%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

State Street Bank and Trust Company               244,750         32.63%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-Y as of December 31, 1999, are as follows:

                                                 NUMBER OF        % OF
                                                CERTIFICATES    OWNERSHIP
                                                ------------    ---------

Bankers Trust Company                              48,410          8.80%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company              44,090          8.02%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Citibank, N.A.                                     94,000         17.09%
P.O. Box 30576
Tampa, FL  33630-3576

State Street Bank and Trust Company               313,750         57.05%
Global Corp. Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA  02171

----------------------------------------------

(b)    Not applicable

(c)    Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)       1.  Annual Servicer's Certificate respecting compliance for Master
              Trust II dated March 24, 2000.

          2. Annual Independent Public Accountant's Report dated March 8, 2000 concerning the Servicer's servicing activities and applying certain agreed-upon procedures for Master Trust II for the period ended December 31, 1999.

          3. Supplementary Master Trust II Data relating to the performance of Master Trust II.

(b)       See Item 2

(c)       Not applicable

(d) Not applicable. No annual report or proxy material has been sent to security holders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                                FIRST USA BANK, NATIONAL ASSOCIATION
                                         As Servicer

                                By:     /s/ Anthony F. Vuoto
                                     --------------------------
                                     Anthony F. Vuoto
                                     President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

        Signature                      Title
        ---------                      -----


  /s/ William P. Boardman         Director and Principal Executive Officer
---=-----------------------
    William P. Boardman


   /s/ George P. Hubley           Director, Principal Financial Officer and
---=-----------------------       Principal Accounting Officer
     George P. Hubley


    /s/ Anthony F. Vuoto          Director
---=-----------------------
      Anthony F. Vuoto


    /s/ Michael Looney            Director
---=-----------------------
      Michael Looney


    /s/ Marvin W. Adams           Director
---=-----------------------
      Marvin W. Adams


    /s/ Roger S. Deacon           Director
---=-----------------------
      Roger S. Deacon


     /s/ William Garner           Director
---=-----------------------
       William Garner

                         ANNUAL SERVICER'S CERTIFICATE

                     FIRST USA BANK, NATIONAL ASSOCIATION

                         FIRST CHICAGO MASTER TRUST II

     The undersigned, duly authorized representatives of First USA Bank, National Association ("First USA"), as the Seller and Servicer pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of June 1, 1990 and as amended and restated as of September 1, 1999 (the "Amended and Restated Pooling and Servicing Agreement"), by and between First USA, as Seller and Servicer, and Norwest Bank Minnesota, National Association, as Trustee, do hereby certify that:

1. First USA is, as of the date hereof, the Seller and the Servicer under the Amended and Restated Pooling and Servicing Agreement.

2. The undersigned are duly authorized pursuant to the Amended and Restated Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

3. A review of the activities of the Seller and the Servicer during the calendar year ended December 31, 1999, and of their performance under the Amended and Restated Pooling and Servicing Agreement was conducted under our supervision.

4. Based on such review, the Seller and the Servicer have, to the best of our knowledge, fully performed all their obligations under the Amended and Restated Pooling and Servicing Agreement and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 5 below.

5. The following is a description of each default in the performance of its obligations under the provisions of the Amended and Restated Pooling and Servicing Agreement known to us to have been made by the Seller and Servicer during the calendar year ended December 31, 1999, which sets forth in detail the (i) nature of each such default, (ii) the action taken by the Seller and Servicer, if any, to remedy each such default and (iii) the current status of each such default: None.


    IN WITNESS WHEREOF, the undersigned have duly executed this Certificate this 24th day of March, 2000.




By: /s/Tracie H. Klein               By: /s/Jeffrey Rigg
    ---------------------------          --------------------------------
    Name:  Tracie H. Klein               Name:  Jeffrey Rigg
    Title: First Vice President          Title: Senior Vice President-Accounting

                                                 [LETTERHEAD OF ARTHUR ANDERSEN]

      Independent Accountant's Report on Applying Agreed-Upon Procedures
      ------------------------------------------------------------------



Moody's Investors Service, Inc.

Standard and Poor's Corporation

Fitch IBCA, Inc.

Bayerische Hypo-Und Vereinsbank, New York Branch
  (Series 1999-X)

Commerzbank Aktiengesellschaft, New York Branch
  (Series 1999-Y)

Credit Lyonnais, New York Branch
  (Series 1993-H, Series 1997-T and 1997-U)

Credit Suisse First Boston, New York Branch
  (Series 1994-K, 1994-L,
  1995-O, 1995-P,1998-V and 1999-W)

The Industrial Bank of Japan, Limited,
  Chicago Branch (1994-J, 1995-M
  and 1995-N)

Alpine Securitization Corporation
  (Series 1995-0, 1995-P and 1999-W)

The Fuji Bank, Limited, Chicago Branch
  (Series 1996-Q)

UBSAG/Warburg Dillon Reed, New York Branch
  (Series 1996-R and 1996-S)

Bavaria Universal Funding Corporation
  (Series 1999-X)

Four Winds Funding Corporation
  (Series 1999-Y)

First USA Bank, National Association
  Seller and Servicer

Norwest Bank Minnesota, National
  Association, Trustee on behalf
  of the Certificateholders of
  the First Chicago Master Trust II

This report is written for the addressees listed above(collectively, the "Specified Users") pursuant to Section 3.06(a) of the Amended and Restated Pooling and Servicing Agreement dated as of June 1, 1990 and as amended and restated as of September 1, 1999(the "Agreement") between First USA Bank, National Association, Seller and Servicer (the "Servicer"), and Norwest Bank Minnesota, National Association, Trustee on behalf of the Certificateholders of the First Chicago Master Trust II. In connection therewith, we have performed the following agreed-upon procedures enumerated below with respect to the servicing procedures employed by the Servicer relating to Sections 3.01, 3.04, 3.05, 3.09, 12.01 and Article IV of the Agreement and any Supplement, as amended to the date hereof. We have read the definitions of terms relating thereto and such other provisions of the Agreement as we deemed necessary for purposes of this report. All terms herein are used with the meaning as defined in the Agreement.

This engagement to apply agreed-upon procedures was performed in accordance with standards established by the American Institute of Certified Public Accountants (the "AICPA"). The sufficiency of these procedures is solely the responsibility of the Specified Users. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose which this report has been requested or for any other purpose.

In regard to the procedures enumerated below, we are independent certified public accountants with respect to the Servicer under rule 101 of the AICPA's Code of Professional Conduct and its interpretations under the rules and regulations of the Securities and Exchange Commission.

In the course of our work, we noted various differences attributable to rounding. In all cases, these individual differences were each less than $1.00. These were not considered exceptions.

Procedures and Findings:
------------------------

     (a) We compared payment amounts on cardholder remittances received during the period of December 1, 1999 through January 31, 2000, to the amounts posted to the cardholder master files, for a sample of payments, noting that payments were properly applied to cardholder accounts. The Accounts were converted to the third party processor system (FDR) used by the Servicer on September 17, 1999. Since the conversion, payments on the Accounts are processed in connection with all payments received on the various portfolios serviced by the Servicer (the population). The processing procedures are consistent for the entire population and the Accounts were part of the population from which our sample was selected.

     (b) We noted that the Servicer transferred card collections from Finance Charge Receivables (including Interchange as applicable) to the Trust on all applicable dates through review of the statements from the Trustee.

     (c) We received representation from the Servicer that separate servicing procedures for servicing the securitized receivables were not employed through the end of the December 1999 Due Period.

     (d) We confirmed with the fidelity bond insurer that the Servicer maintains fidelity bond coverage that insures against losses through wrongdoing of its officers and employees who are involved in the servicing of credit card receivables.

     (e) We computed the base rates for each Series for every applicable month in 1999 for 1993-H, 1994-J, 1994-K, 1994-L, 1995-M, 1995-N, 1995-O,
         1995-P, 1996-Q, 1996-R, 1996-S, 1997-T, 1997-U, 1998-V, 1999-W, 1999-X,
         and 1999-Y (for the months each respective series was outstanding during 1999) and recomputed the monthly portfolio yield, noting that each month's portfolio yield was above the applicable base rate.

     (f) We received representation from the Servicer that the Servicer maintained its computer files with respect to the pool of accounts in the manner set forth in Section 3.04(a) of the Agreement.

     (g) We reviewed all Certificates prepared by a Servicing Officer and forwarded to the Trustee, noted that they were comparable in form to Exhibit D of the Agreement and Exhibit B of the 1993-H, 1994-J, 1994-K, 1994-L, 1995-M, 1995-N, 1995-O, 1995-P, 1996-Q, 1996-R, 1996-S, 1997-T,
         1997-U, 1998-V, 1999-W, 1999-X, and 1999-Y Supplements to the Agreement and noted, through confirmation with the Trustee, that the Trustee had received such Certificates on each Determination Date preceding each Payment Date.

     (h) We received representation from the Servicer that the Trustee will receive an Officer's Certificate by April 30, 2000, in the form of Exhibit E of the Agreement, as required under Section 3.05 of the Agreement.

     (i) We reviewed each month's Certificateholder's Monthly Certificate Statement, noting that the amount of the First Chicago Interest in the Trust was increased or reduced by the total amount of all adjustments made by the Servicer, as described in Section 3.09 of the Agreement.

     (j) We confirmed with the Trustee the segregated trust accounts, for each Series, maintained at BANK ONE CORPORATION in the name of Norwest Bank Minnesota, National Association, Trustee on behalf of the Certificateholders, and we noted the accounts bore a designation clearly indicating that the funds deposited therein are held for the benefit of the Certificateholders.

     (k) On a sample basis, we compared the amount indicated as "Cash Payable to the Trustee" on schedules prepared by the Servicer to the corresponding amount deposited to the segregated trust account, shown on statements supplied by the Trustee, and noted agreement.

     (l) We confirmed with Standard and Poor's, Moody's and Fitch IBCA rating agencies that the short-term deposit ratings of the Servicer were not below A-1, P1, and F-1 respectively, as of December 31, 1999.

     (m) We noted, through review of statements provided by the Servicer, that as of the end of the December 1999 Due Period, no Series was in controlled amortization, except for Series 1994-K, 1994-L, 1995-P, 1996-R.

     (n) On a sample basis, we determined through review of applicable monthly Certificateholder records that the Paying Agent distributed the appropriate amount according to each applicable Certificate Rate to the Series' Certificateholders.

     (o) We recomputed from schedules provided by the Servicer, the amount of Collections allocated to Receivables for the Certificateholders for each applicable Due Period. We compared the recomputed amounts to the corresponding amounts on the monthly Certificateholder's Payment Date Statements and noted agreement.

     (p) We noted, through a review of the Servicer's accounting records, that the Monthly Servicing Fee (including the Interchange Monthly Servicing Fee where applicable) was appropriately paid by the Trustee to the Servicer.

     (q) We noted, through review of statements supplied by the Trustee and amounts listed on the Servicer's Monthly Certificateholder Worksheets, that Certificate Interest and Monthly Servicing Fees were appropriately applied with respect to each Series from collections of Finance Charge Receivables. We noted through review of statements supplied by the Trustee and amounts listed on the Certificateholder's Payment Date Statements that Investor Default Amounts were appropriately applied with respect to each Series from collections of Finance Charge Receivables.

     (r) For Series 1994-K and 1994-L, we confirmed with the issuing bank the total cash collateral amount, including the total unpaid loan balance as of January 14, 2000 (December 1999 Due Period). The total cash collateral amount was also noted based on review of each Monthly Certificateholder's Payment Date Statement. For Series 1994-J, we confirmed that the cash collateral amount and total unpaid loan balance were zero as of January 14, 2000. For Series 1995-M, 1995-O, 1995-P, 1996-Q, 1996-R, 1996-S, 1997-T, 1997-U, 1998-V, 1999-W, 1999-X, and
         1999-Y, we confirmed with BANK ONE CORPORATION the Spread Account amount, which was also noted based on review of Statements provided by the Servicer.

     (s) With the exception of Series 1994-K, 1994-L, 1995-P and 1996-R which are in controlled amortization, we have been informed by management of the Servicer that no principal payments were required to be paid at the end of the December 1999 Due Period for any Series pursuant to the provisions in Article IV of the Supplements to the Agreement.

     (t) We have been informed by management of the Servicer that Section 12.01 of the Agreement was inapplicable through the end of the December 1999 Due Period.

The foregoing procedures do not constitute an audit made in accordance with generally accepted auditing standards. Also, they would not necessarily reveal matters of significance. Accordingly, we make no representations and express no opinion as to: (1) questions of legal interpretation or the sufficiency of the foregoing procedures for your purposes; (2) the sufficiency of the requirements of the Agreement and the Supplement to the Agreement; and (3) the assumptions set forth in the Agreement and the Supplement to the Agreement.

Because the above procedures do not constitute an audit made in accordance with generally accepted auditing standards, we do not express an opinion on the Certificateholder's Payment Date Statements or on the Monthly Servicer's Certificates or any of the elements referred to therein or above. Had we performed additional procedures or had we made an audit of the financial statements of the Servicer in accordance with generally accepted auditing standards, other matters might have come to our attention that would have been reported to you. This report relates only to the elements specified above and does not extend to any financial statements of the Servicer taken as a whole.

This report is solely for the information of the addressees in connection with
Section 3.06(a) of the Agreement and, without our prior consent, is not to be used, circulated, quoted or otherwise referred to within or without this group for any other purpose. This report is not to be referred to in whole or in part in any document, except that reference may be made to it in the Form 10-K for the First Chicago Master Trust II.


                                                        /s/ Arthur Andersen LLP
Chicago, Illinois
March 8, 2000

                      Supplementary Master Trust II Data


Master Trust II

(i)       Floating Rate Credit Card Certificates Series 1993-H

          (A)  The total amount of cash distributed to Series 1993-H
               Certificateholders in 1999, per $1,000 of Series 1993-H
               Certificates                                                                                  $        167.87

          (B)  The total amount of the distribution set forth in paragraph
               ( i ) (A) which represents principal payments on the Series
               1993-H Certificates                                                                           $        166.67

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1993-H Certificates                                        $       109,375

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1993-H Certificates                                                                           $       182,292

(ii)      Floating Rate Asset Backed Certificates Series 1994-J

          (A)  The total amount of cash distributed to Series 1994-J
               Certificateholders in 1999, per $1,000 of Series 1994-J
               Certificates                                                                                  $        941.37

          (B)  The total amount of the distribution set forth in paragraph
               (ii) (A) which represents principal payments on the Series
               1994-J Certificates                                                                           $        916.67

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1994-J Certificates                                        $     1,666,667

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1994-J Certificates                                                                           $     2,864,583


                      Supplementary Master Trust II Data

Master Trust II

(iii)     Floating Rate Asset Backed Certificates Series 1994-K

          (A)  The total amount of cash distributed to Series 1994-K
               Certificateholders in 1999, per $1,000 of Series 1994-K
               Certificates                                                                                  $        870.23

          (B)  The total amount of the distribution set forth in paragraph
               (iii) (A) which represents principal payments on the Series
               1994-K Certificates                                                                           $        833.33

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1994-K Certificates                                        $     2,369,792

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1994-K Certificates                                                                           $     4,296,875

(iv)      7.15% Credit Card Certificates Series 1994-L

          (A)  The total amount of cash distributed to Series 1994-L
               Certificateholders in 1999, per $1,000 of Series 1994-L
               Certificates                                                                                  $        882.49

          (B)  The total amount of the distribution set forth in paragraph
               (iv) (A) which represents principal payments on the Series
               1994-L Certificates                                                                           $        833.33

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1994-L Certificates                                        $     2,369,792

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1994-L Certificates                                                                           $     4,296,875

                      Supplementary Master Trust II Data


Master Trust II

(v)       Floating Rate Credit Card Certificates Series 1995-M

          (A)  The total amount of cash distributed to Series 1995-M
               Class A Certificateholders in 1999, per $1,000 of Series
               1995-M Class A Certificates                                                                   $         54.72

          (B)  The total amount of the distribution set forth in paragraph
               (v) (A) which represents principal payments on the Series
               1995-M Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1995-M Certificates                                        $     3,571,429

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1995-M Certificates                                                                           $     7,142,857

(vi)      Floating Rate Credit Card Certificates Series 1995-N

          (A)  The total amount of cash distributed to Series 1995-N
               Class A Certificateholders in 1999, per $1,000 of Series
               1995-N Class A Certificates                                                                   $        853.68

          (B)  The total amount of the distribution set forth in paragraph
               (vi) (A) which represents principal payments on the Series
               1995-N Class A Certificates                                                                   $        833.33

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1995-N Certificates                                        $     1,597,244

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1995-N Certificates                                                                           $     2,691,008

                      Supplementary Master Trust II Data


Master Trust II

(vii)     Floating Rate Credit Card Certificates Series 1995-O

          (A)  The total amount of cash distributed to Series 1995-O
               Class A Certificateholders in 1999, per $1,000 of Series
               1995-O Class A Certificates                                                                   $         54.62

          (B)  The total amount of the distribution set forth in paragraph
               (vii) (A) which represents principal payments on the Series
               1995-O Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1995-O Certificates                                        $     3,571,429

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1995-O Certificates                                                                           $     7,142,857

(viii)    Floating Rate Credit Card Certificates Series 1995-P

          (A)  The total amount of cash distributed to Series 1995-P
               Class A Certificateholders in 1999, per $1,000 of Series
               1995-P Class A  Certificates                                                                  $         54.11

          (B)  The total amount of the distribution set forth in paragraph
               (viii) (A)  which represents principal payments on the Series
               1995-P Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1995-P Certificates                                        $     3,571,429

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1995-P Certificates                                                                           $     7,142,857

                      Supplementary Master Trust II Data


Master Trust II

(ix)      Floating Rate Asset Backed Certificates Series 1996-Q

          (A)  The total amount of cash distributed to Series 1996-Q
               Class A Certificateholders in 1999, per $1,000 of Series
               1996-Q Class A Certificates                                                                   $         53.60

          (B)  The total amount of the distribution set forth in paragraph
               (ix) (A) which represents principal payments on the Series
               1996-Q Class A  Certificates                                                                  $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1996-Q Certificates                                        $     6,428,571

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1996-Q Certificates                                                                           $    12,857,143

(x)       Floating Rate Asset Backed Certificates Series 1996-R

          (A)  The total amount of cash distributed to Series 1996-R
               Class A Certificateholders in 1999, per $1,000 of Series
               1996-R Class A Certificates                                                                   $        628.33

          (B)  The total amount of the distribution set forth in paragraph
               (x) (A) which represents principal payments on the Series
               1996-R Class A Certificates                                                                   $        583.33

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1996-R Certificates                                        $     2,592,210

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1996-R Certificates                                                                           $     4,871,318

                      Supplementary Master Trust II Data


Master Trust II

(xi)      Floating Rate Asset Backed Certificates Series 1996-S

          (A)  The total amount of cash distributed to Series 1996-S
               Class A Certificateholders in 1999, per $1,000 of Series
               1996-S Class A Certificates                                                                   $         53.55

          (B)  The total amount of the distribution set forth in paragraph
               (xi) (A) which represents principal payments on the Series
               1996-S Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1996-S Certificates                                        $     5,000,000

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1996-S Certificates                                                                           $    10,000,000

(xii)     Floating Rate Asset Backed Certificates Series 1997-T

          (A)  The total amount of cash distributed to Series 1997-T
               Class A Certificateholders in 1999, per $1,000 of Series
               1997-T Class A Certificates                                                                   $         52.99

          (B)  The total amount of the distribution set forth in paragraph
               (xii) (A) which represents principal payments on the Series
               1997-T Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1997-T Certificates                                        $     4,285,714

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1997-T Certificates                                                                           $     8,571,429

                      Supplementary Master Trust II Data


Master Trust II

(xiii)    Floating Rate Asset Backed Certificates Series 1997-U

          (A)  The total amount of cash distributed to Series 1997-U
               Class A Certificateholders in 1999, per $1,000 of Series
               1997-U Class A Certificates                                                                   $         53.45

          (B)  The total amount of the distribution set forth in paragraph
               (xiii) (A) which represents principal payments on the Series
               1997-U Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1997-U Certificates                                        $     2,857,143

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1997-U Certificates                                                                           $     5,714,286

(xiv)     Floating Rate Asset Backed Certificates Series 1998-V

          (A)  The total amount of cash distributed to Series 1998-V
               Class A Certificateholders in 1999, per $1,000 of Series
               1998-V Class A Certificates                                                                   $         55.12

          (B)  The total amount of the distribution set forth in paragraph
               (xiv) (A) which represents principal payments on the Series
               1998-V Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1998-V Certificates                                        $     7,142,857

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1998-V Certificates                                                                           $    14,285,714

                      Supplementary Master Trust II Data


Master Trust II

(xv)      Floating Rate Asset Backed Certificates Series 1999-W

          (A)  The total amount of cash distributed to Series 1999-W
               Class A Certificateholders in 1999, per $1,000 of Series
               1999-W Class A Certificates                                                                   $         39.09

          (B)  The total amount of the distribution set forth in paragraph
               (xv) (A) which represents principal payments on the Series
               1999-W Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1999-W Certificates                                        $     3,357,143

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1999-W Certificates                                                                           $     7,380,952

(xvi)     Floating Rate Asset Backed Certificates Series 1999-X

          (A)  The total amount of cash distributed to Series 1999-X
               Class A Certificateholders in 1999, per $1,000 of Series
               1999-X Class A Certificates                                                                   $         27.42

          (B)  The total amount of the distribution set forth in paragraph
               (xvi) (A) which represents principal payments on the Series
               1999-X Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1999-X Certificates                                        $     1,875,000

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1999-X Certificates                                                                           $     4,910,714

                      Supplementary Master Trust II Data


Master Trust II

(xvii)    Floating Rate Asset Backed Certificates Series 1999-Y

          (A)  The total amount of cash distributed to Series 1999-Y
               Class A Certificateholders in 1999, per $1,000 of Series
               1999-Y Class A Certificates                                                                   $         19.60

          (B)  The total amount of the distribution set forth in paragraph
               (xvii) (A) which represents principal payments on the Series
               1999-Y Class A Certificates                                                                   $             -

          (C)  The total amount of the Monthly Servicing Fee payable from
               Available Funds to the Servicer from the Master Trust II
               in 1999 with respect to the Series 1999-Y Certificates                                        $       667,857

          (D)  The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 1999 with respect to the Series
               1999-Y Certificates                                                                           $     2,422,619

(xviii)   The amount of outstanding balances in the Accounts which were
          30 or more days delinquent as of the December 1999 Due Period
          (i.e., with respect to the January 2000 interest payment date)                                     $   877,007,218