Form 10-K
period 2000-12-31
FIRST USA BANK NATIONAL ASSOCIATION; FIRST CHICAGO MASTER TRUST II
filed 2001-03-26
CIK 819975, 863856

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                                   ---------
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        Commission file number 0-16337

                         ----------------------------

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

Securities registered pursuant to Section 12(g) of the Act:
Floating Rate Credit Card Certificates, Series 1995-M
Floating Rate Credit Card Certificates, Series 1995-O
Floating Rate Asset Backed Certificates, Series 1996-Q
Floating Rate Asset Backed Certificates, Series 1996-S
Floating Rate Asset Backed Certificates, Series 1997-U
Floating Rate Asset Backed Certificates, Series 1998-V
Floating Rate Asset Backed Certificates, Series 1999-W
Floating Rate Asset Backed Certificates, Series 1999-X
Floating Rate Asset Backed Certificates, Series 1999-Y

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]      NO [ ]

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

   Not Applicable.

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE
================================================================================

                     FIRST USA BANK, NATIONAL ASSOCIATION
                         FIRST CHICAGO MASTER TRUST II
                         2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ----
Introductory Note.........................................................................    3
                                          PART I
                                                                                           PAGE
                                                                                           ----
ITEM 1.    Business.......................................................................    3
ITEM 2.    Properties.....................................................................    3
ITEM 3.    Legal Proceedings..............................................................    3
ITEM 4.    Submission of Matters to a Vote of Security Holders............................    3

                                          PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........    4
ITEM 6.    Selected Financial Data........................................................    4
ITEM 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................    4
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................    4
ITEM 8.    Financial Statements and Supplementary Data....................................    4
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................................    4

                                          PART III

ITEM 10.   Directors and Executive Officers of the Registrant.............................    4
ITEM 11.   Executive Compensation.........................................................    4
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.................    5
ITEM 13.   Certain Relationships and Related Transactions.................................   10

                                          PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   10

                                         SIGNATURES

Signatures  ..............................................................................   11


                               Introductory Note
                               -----------------

First USA Bank, National Association, a national banking association organized under the laws of the United States (the "Bank"), is the Seller and Servicer under the Amended and Restated Pooling and Servicing Agreement (the "Agreement") dated as of June 1, 1990 and as amended and restated as of September 1, 1999 between the Bank, as the Seller and Servicer, and Wells Fargo Bank Minnesota, N.A., as the Trustee (the "Trustee"), relating to the First Chicago Master Trust II (the "Master Trust II"), and the Supplements for all series of Investor Certificates issued thereunder.

The final payment with respect to Floating Rate Credit Card Certificates, Series 1994-K was made on February 15, 2000. The final payment with respect to 7.15% Credit Card Certificates, Series 1994-L was made on February 15, 2000. The final payment with respect to Floating Rate Asset Backed Certificates, Series 1996-R was made on May 15, 2000. The final payment with respect to Floating Rate Asset Backed Certificates, Series 1997-T was made on September 15, 2000. The final payment with respect to Floating Rate Credit Card Certificates, Series 1995-P was made on December 15, 2000. Information with respect to the above Certificates is only included in Item 14(a)3, which contains Supplementary Master Trust II Data relating to the performance of Master Trust II for the year ended December 31, 2000.

                                    PART I

ITEM 1.   BUSINESS

Not applicable

ITEM 2.   PROPERTIES

The information set forth in the Current Reports on Form 8-K dated October 16, 2000, November 15, 2000, and December 15, 2000, as filed by the Registrant with respect to the Master Trust II, is incorporated herein by reference. (Certain terms used but not defined in this Form 10-K Annual Report have the meanings assigned, respectively, in the Agreement, filed as Exhibits 4.1, 4.7, 4.9, 4.11, 4.12, 4.13, 4.14, 4.15, 4.16, 4.17, 4.19, 4.20, 4.21, 4.22, 4.23, 4.24, 4.27,
and 4.28 to the Registrant's Form S-3 Registration Statement No. 333-49625.)

ITEM 3.   LEGAL PROCEEDINGS

There are no material pending legal proceedings with respect to the Master Trust II, involving the Master Trust II, the Trustee or the Registrant. The Bank is a defendant in various lawsuits, including lawsuits seeking class action certification in both state and federal courts. These lawsuits challenge certain policies and practices of the Bank's credit card business. A few of these lawsuits have been conditionally certified as class actions to permit settlement of the claims. The Bank has defended itself against claims in the past and intends to continue to do so in the future. While it is impossible to predict the outcome of any of these lawsuits, the Bank believes that any liability which might result from these lawsuits will not have a material adverse effect on the Master Trust II.

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

Not applicable

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

Not applicable

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) With respect to each series of Certificates, The Depository Trust Company ("DTC"), through its nominee Cede & Co., is the sole holder of record of more than five percent (5%) of the Certificates. The following sets forth certain information believed by the Registrant to be accurate based on information provided by DTC concerning the beneficial ownership of Certificates. Number of Certificates identifies the number of $1,000 minimum denomination Certificates beneficially owned by each such investor.

Beneficial owners of more than 5% of the Floating Rate Credit Card Certificates, Series 1995-M as of December 31, 2000, are as follows:

                                                 NUMBER OF          % OF
                                                CERTIFICATES      OWNERSHIP
                                                ------------      ---------

Boston Safe Deposit and Trust Company              69,500           13.90%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                              227,490           45.50%
4 New York Plaza, 13th Floor
New York, NY  10004

Fuji Bank and Trust Company (The)                  40,000            8.00%
2 World Trade Center, 81st Floor
New York, NY  10048

Investor Bank & Trust Company                      26,200            5.24%
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA  02116

Northern Trust Company (The)                       38,200            7.64%
801 S. Canal C-IN
Chicago, IL  60607

State Street Bank and Trust Company                27,970            5.59%
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171

------------------------------------

Beneficial owners of more than 5% of the Floating Rate Credit Card Certificates, Series 1995-O as of December 31, 2000, are as follows:

                                                 NUMBER OF           % OF
                                                CERTIFICATES       OWNERSHIP
                                                ------------       ---------

Bankers Trust Company                              36,395            7.28%
648 Grassmere Park Road
Nashville, TN  37211

Chase Manhattan Bank                              286,960           57.39%
4 New York Plaza, 13th Floor
New York, NY  10004

Fuji Bank and Trust Company (The)                  25,000            5.00%
2 World Trade Center, 81st Floor
New York, NY  10048

State Street Bank and Trust Company                41,775            8.36%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1996-Q as of December 31, 2000, are as follows:

                                                 NUMBER OF            % OF
                                                CERTIFICATES       OWNERSHIP
                                                ------------       ---------

Bank of New York (The)                            101,115           11.24%
925 Patterson Plank Road
Secaucus, NJ  07094

Boston Safe Deposit and Trust Company              45,760            5.08%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                              135,590           15.07%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     69,115            7.68%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

Deutsche Bank A. G.,                               50,000            5.56%
New York Branch
34 Exchange Pl
Jersey City, NJ  07311

Northern Trust Company (The)                      184,175           20.46%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody                      96,500           10.72%
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717

State Street Bank and Trust Company               137,515           15.28%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171
-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1996-S as of December 31, 2000, are as follows:

                                                 NUMBER OF           % OF
                                                CERTIFICATES       OWNERSHIP
                                                ------------       ---------

Boston Safe Deposit and Trust Company              98,035           14.01%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                              168,380           24.05%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     98,400           14.06%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

Merrill Lynch, Pierce Fenner & Smith               53,500            7.64%
Safekeeping
4 Corporate Place
Corporate Park 287
Piscataway, NJ  08855

State Street Bank and Trust Company               230,415           32.92%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171
-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1997-U as of December 31, 2000, are as follows:

                                                  NUMBER OF          % OF
                                                CERTIFICATES       OWNERSHIP
                                                ------------       ---------

Chase Manhattan Bank                              203,435            50.86%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     70,565            17.64%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company                51,000            12.75%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

Wells Fargo Bank Minnesota, N.A.                   50,000            12.50%
733 Marquette Avenue
Minneapolis, MN  55479

-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1998-V as of December 31, 2000, are as follows:

                                                  NUMBER OF          % OF
                                                CERTIFICATES       OWNERSHIP
                                                ------------       ---------

Bank of New York (The)                            141,615            14.16%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                              135,490            13.55%
4 New York Plaza, 13th Floor
New York, NY  10004

Deutsche Bank A. G.,                               50,000             5.00%
New York Branch
34 Exchange Pl, 9th Floor
Jersey City, NJ  07311

Northern Trust Company (The)                       86,994             8.70%
801 S. Canal C-IN
Corporate Park 287
Chicago, IL  60607

State Street Bank and Trust Company               505,381           50.54%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-W as of December 31, 2000, are as follows:

                                                  NUMBER OF          % OF
                                                CERTIFICATES       OWNERSHIP
                                                ------------       ---------

Citibank, N.A.                                     76,800           10.24%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

Northern Trust Company (The)                      120,335           16.04%
801 S. Canal C-IN
Chicago, IL  60607

Prudential Securities Custody                     170,000           22.67%
c/o ADP Proxy Services
Edgewood, NY  11717

State Street Bank and Trust Company               221,200           29.49%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-X as of December 31, 2000, are as follows:

                                                  NUMBER OF          % OF
                                                CERTIFICATES       OWNERSHIP
                                                ------------       ---------

Citibank, N.A.                                     40,000            5.33%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company               687,500           91.67%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-----------------------------------

Beneficial owners of more than 5% of the Floating Rate Asset Backed Certificates, Series 1999-Y as of December 31, 2000, are as follows:

                                                  NUMBER OF          % OF
                                                CERTIFICATES       OWNERSHIP
                                                ------------       ---------

Bankers Trust Company                              45,450            8.26%
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit and Trust Company              40,620            7.39%
c/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank                               28,800            5.24%
4 New York Plaza, 13th Floor
New York, NY  10004

Citibank, N.A.                                     93,000           16.91%
3800 Citicorp Center Tampa
Tampa, FL  33610-9122

State Street Bank and Trust Company               310,380           56.43%
1776 Heritage Dr.
Global Corp. Action Unit JAB 5NW
No. Quincy, MA  02171

-----------------------------------

(b)  Not applicable

(c)  Not applicable


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)       1.   Annual Servicer's Certificate respecting compliance for Master
               Trust II dated March 23, 2001.

          2. Annual Independent Public Accountant's Report dated March 9, 2001 concerning the Servicer's servicing activities and applying certain agreed-upon procedures for Master Trust II for the period ended December 31, 2000.

          3. Supplementary Master Trust II Data relating to the performance of Master Trust II.

(b)       See Item 2

(c)       Not applicable

(d) Not applicable. No annual report or proxy material has been sent to security holders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.


                                            FIRST USA BANK, NATIONAL ASSOCIATION
                                                        As Servicer

                                            By:   /s/ Anthony F. Vuoto
                                               ---------------------------------
                                                      Anthony F. Vuoto
                                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

         Signature                         Title
         ---------                         -----


   /s/ Philip Heasley              Director and Principal Executive Officer
-----------------------------
       Philip Heasley


   /s/ Raymond Fischer             Director, Principal Financial Officer and
-----------------------------      Principal Accounting Officer
       Raymond Fischer


   /s/ Anthony F. Vuoto            Director
-----------------------------
       Anthony F. Vuoto


   /s/ Michael Looney              Director
-----------------------------
       Michael Looney


   /s/ M. Carter Warren            Director
-----------------------------
       M. Carter Warren


   /s/ Rosemary B. Cauchon         Director
-----------------------------
       Rosemary B. Cauchon


   /s/ William Garner              Director
-----------------------------
       William Garner

                        ANNUAL SERVICER'S CERTIFICATE

                     FIRST USA BANK, NATIONAL ASSOCIATION

                         FIRST CHICAGO MASTER TRUST II

     The undersigned, duly authorized representatives of First USA Bank, National Association ("First USA"), as the Seller and Servicer pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of June 1, 1990 and as amended and restated as of September 1, 1999 (the "Amended and Restated Pooling and Servicing Agreement"), by and between First USA, as Seller and Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee, do hereby certify that:

1. First USA is, as of the date hereof, the Seller and the Servicer under the Amended and Restated Pooling and Servicing Agreement.

2. The undersigned are duly authorized pursuant to the Amended and Restated Pooling and Servicing Agreement to execute and deliver this Certificate to the Trustee.

3. A review of the activities of the Seller and the Servicer during the calendar year ended December 31, 2000, and of their performance under the Amended and Restated Pooling and Servicing Agreement was conducted under our supervision.

4. Based on such review, the Seller and the Servicer have, to the best of our knowledge, fully performed all their obligations under the Amended and Restated Pooling and Servicing Agreement and no default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 5 below.

5. The following is a description of each default in the performance of its obligations under the provisions of the Amended and Restated Pooling and Servicing Agreement known to us to have been made by the Seller and Servicer during the calendar year ended December 31, 2000, which sets forth in detail the (i) nature of each such default, (ii) the action taken by the Seller and Servicer, if any, to remedy each such default and (iii) the current status of each such default: None.


     IN WITNESS WHEREOF, the undersigned have duly executed this Certificate this 23rd day of March, 2001.



By: /s/ Tracie H. Klein              By: /s/ Jeffrey Rigg
    ----------------------------         ---------------------------------------
    Name:  Tracie H. Klein               Name: Jeffrey Rigg
    Title:  First Vice President         Title: Senior Vice President-Accounting

                                [Letterhead of Arthur Andersen LLP Appears Here]




Independent Accountant's Report on Applying Agreed-Upon Procedures


Moody's Investors Service, Inc.

Standard and Poor's Corporation

Fitch IBCA, Inc.

Bayerische Hypo-Und Vereinsbank, New York Branch
 (Series 1999-X)

Commerzbank Aktiengesellschaft, New York Branch
 (Series 1999-Y)

Credit Lyonnais, New York Branch
 (Series 1997-T and 1997-U)

Credit Suisse First Boston, New York Branch
 (Series 1994-K, 1994-L,1995-O, 1995-P,1998-V and 1999-W)

The Industrial Bank of Japan, Limited, Chicago Branch
 (Series 1995-M)

Alpine Securitization Corporation
 (Series 1995-0, 1995-P and 1999-W)

The Fuji Bank, Limited, Chicago Branch
 (Series 1996-Q)

UBSAG/Warburg Dillon Reed, New York Branch
 (Series 1996-R and 1996-S)

Bavaria Universal Funding Corporation
 (Series 1999-X)

Four Winds Funding Corporation
 (Series 1999-Y)

First USA Bank, National Association, as Seller and Servicer

Wells Fargo Bank Minnesota, National Association, as Trustee on behalf of the Certificateholders of the First Chicago Master Trust II



This report is written for the addressees listed above (collectively, the "Specified Users") pursuant to Section 3.06(a) of the Amended and Restated Pooling and Servicing Agreement dated as of June 1, 1990 and as amended and restated as of September 1, 1999 (the "Agreement"), and the supplements thereto as listed in Attachment A, between First USA Bank, National Association, Seller and Servicer (the "Servicer"), and Wells Fargo Bank Minnesota, National Association, Trustee on behalf of the Certificateholders of the First Chicago Master Trust II. In connection therewith, we have performed the following agreed-upon procedures enumerated below with respect to the servicing procedures employed by the Servicer relating to Sections 3.01, 3.04, 3.05, 3.09,
12.01 and Article IV of the Agreement and any Supplement, as amended to the date hereof. We have read the definitions of terms relating thereto and such other provisions of the Agreement as we deemed necessary for purposes of this report. All terms herein are used with the meaning as defined in the Agreement.

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

     (c) We received representation from the Servicer that separate servicing procedures for servicing the securitized receivables were not employed through the end of the December 2000 Due Period.

     (d) We confirmed with the fidelity bond insurer that the Servicer maintains fidelity bond coverage that insures against losses through wrongdoing of its officers and employees who are involved in the servicing of credit card receivables.

     (e) We computed the base rates for each Series for every applicable month in 2000 for 1994-K, 1994-L, 1995-M, 1995-O, 1995-P, 1996-Q, 1996-R,
         1996-S, 1997-T, 1997-U, 1998-V, 1999-W, 1999-X, and 1999-Y (for the
         months each respective series was outstanding during 2000) and recomputed the monthly portfolio yield, noting that each month's portfolio yield was above the applicable base rate.

     (f) We received representation from the Servicer that the Servicer maintained its computer files with respect to the pool of accounts in the manner set forth in Section 3.04(a) of the Agreement.

     (g) We reviewed all Certificates prepared by a Servicing Officer and forwarded to the Trustee, noted that they were comparable in form to Exhibit D of the Agreement and Exhibit B of the, 1994-K, 1994-L, 1995-M, 1995-O, 1995-P, 1996-Q, 1996-R, 1996-S, 1997-T, 1997-U, 1998-V,
         1999-W, 1999-X, and 1999-Y Supplements to the Agreement and noted, through confirmation with the Trustee, that the Trustee had received such Certificates on each Determination Date preceding each Payment Date.

     (h) We received representation from the Servicer that the Trustee will receive an Officer's Certificate by April 30, 2001, in the form of Exhibit E of the Agreement, as required under Section 3.05 of the Agreement.

     (i) We reviewed each month's Certificateholder's Monthly Certificate Statement, noting that the amount of the First Chicago Interest in the Trust was increased or reduced by the total amount of all adjustments made by the Servicer, as described in Section 3.09 of the Agreement.

     (j) We confirmed with the Trustee the segregated trust accounts, for each Series, maintained at BANK ONE CORPORATION in the name of Wells Fargo Bank Minnesota, National Association, Trustee on behalf of the Certificateholders, and we noted the accounts bore a designation clearly indicating that the funds deposited therein are held for the benefit of the Certificateholders.

     (k) On a sample basis, we compared the amount indicated as "Cash Payable to the Trustee" on schedules prepared by the Servicer to the corresponding amount deposited to the segregated trust account, shown on statements supplied by the Trustee, and noted agreement.

     (l) We confirmed with Standard and Poor's, Moody's and Fitch IBCA rating agencies that the short-term deposit ratings of the Servicer were not below A-1, P1, and F-1 respectively, as of December 31, 2000.

     (m) We noted, through review of statements provided by the Servicer, that as of the end of the December 2000 Due Period, no Series was in controlled amortization.

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

     (s) We have been informed by management of the Servicer that no principal payments were required to be paid at the end of the December 2000 Due Period for any Series pursuant to the provisions in Article IV of the Supplements to the Agreement.

     (t) We have been informed by management of the Servicer that Section 12.01 of the Agreement was inapplicable through the end of the December 2000 Due Period.

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

                                        /s/ Arthur Andersen LLP


Chicago, Illinois
March 9, 2001

Attachment A

Pooling and Servicing Agreement Supplements



First Chicago Master Trust II Series                                      Date            Compliance Period
------------------------------------                                     -----            -----------------
First Chicago Master Trust II Series 1994-K                              08/26/94         01/01/00 - 02/15/00
First Chicago Master Trust II Series 1994-L                              08/27/94         01/01/00 - 02/15/00
First Chicago Master Trust II Series 1995-M                              04/19/95         01/01/00 - 12/31/00
First Chicago Master Trust II Series 1995-O                              06/15/95         01/01/00 - 12/31/00
First Chicago Master Trust II Series 1996-P                              06/15/96         01/01/00 - 12/15/00
First Chicago Master Trust II Series 1996-Q                              09/25/96         01/01/00 - 12/31/00
First Chicago Master Trust II Series 1996-R                              11/26/96         01/01/00 - 05/15/00
First Chicago Master Trust II Series 1996-S                              11/26/96         01/01/00 - 12/31/00
First Chicago Master Trust II Series 1997-T                              11/30/97         01/01/00 - 09/15/00
First Chicago Master Trust II Series 1997-U                              11/30/97         01/01/00 - 12/31/00
First Chicago Master Trust II Series 1998-V                              11/12/98         01/01/00 - 12/31/00
First Chicago Master Trust II Series 1999-W                              03/23/99         01/01/00 - 12/31/00
First Chicago Master Trust II Series 1999-X                              06/16/99         01/01/00 - 12/31/00
First Chicago Master Trust II Series 1999-Y                              08/10/99         01/01/00 - 12/31/00

                       Supplementary Master Trust II Data


Master Trust II

(i)        Floating Rate Asset Backed Certificates Series 1994-K

           (A)    The total amount of cash distributed to Series 1994-K
                  Certificateholders in 2000, per $1,000 of Series 1994-K
                  Certificates                                                        $       168.10

           (B)    The total amount of the distribution set forth in paragraph
                  (i) (A) which represents principal payments on the Series
                  1994-K Certificates                                                 $       166.67

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1994-K Certificates              $       26,042

           (D)    The total amount of the Interchange Monthly Servicing Fee
                  payable to the Servicer in 2000 with respect to the Series
                  1994-K Certificates                                                 $      130,208

(ii)       7.15% Credit Card Certificates Series 1994-L

           (A)    The total amount of cash distributed to Series 1994-L
                  Certificateholders in 2000, per $1,000 of Series 1994-L
                  Certificates                                                        $       168.16

           (B)    The total amount of the distribution set forth in paragraph
                  (ii) (A) which represents principal payments on the Series
                  1994-L Certificates                                                 $       166.67

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1994-L Certificates              $       26,042

           (D) The total amount of the Interchange Monthly Servicing Fee payable to the Servicer in 2000 with respect to the Series


                       Supplementary Master Trust II Data

Master Trust II

                  1994-L Certificates                                                 $      130,208

(iii)      Floating Rate Credit Card Certificates Series 1995-M

           (A)    The total amount of cash distributed to Series 1995-M
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1995-M Class A Certificates                                         $        77.24

           (B)    The total amount of the distribution set forth in paragraph
                  (iii) (A) which represents principal payments on the Series
                  1995-M Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1995-M Certificates              $    1,428,571

           (D)    The total amount of the Interchange Monthly Servicing Fee
                  payable to the Servicer in 2000 with respect to the Series
                  1995-M Certificates                                                 $    7,142,857


(iv)       Floating Rate Credit Card Certificates Series 1995-O

           (A)    The total amount of cash distributed to Series 1995-O
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1995-O Class A Certificates                                         $        77.29

           (B)    The total amount of the distribution set forth in paragraph
                  (iv) (A) which represents principal payments on the Series
                  1995-O Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1995-O Certificates              $    1,428,571

           (D)    The total amount of the Interchange Monthly Servicing Fee

                       Supplementary Master Trust II Data


Master Trust II

                  payable to the Servicer in 2000 with respect to the Series
                  1995-O Certificates                                                 $    7,142,857

(v)        Floating Rate Credit Card Certificates Series 1995-P

           (A)    The total amount of cash distributed to Series 1995-P
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1995-P Class A Certificates                                         $     1,040.50

           (B)    The total amount of the distribution set forth in paragraph
                  (v) (A) which represents principal payments on the Series
                  1995-P Class A Certificates                                         $     1,000.00

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1995-P Certificates              $      766,262

           (D)    The total amount of the Interchange Monthly Servicing Fee
                  payable to the Servicer in 2000 with respect to the Series
                  1995-P Certificates                                                 $    3,831,308

(vi)       Floating Rate Asset Backed Certificates Series 1996-Q

           (A)    The total amount of cash distributed to Series 1996-Q
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1996-Q Class A Certificates                                         $        76.05

           (B)    The total amount of the distribution set forth in paragraph
                  (vi) (A) which represents principal payments on the Series
                  1996-Q Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1996-Q Certificates              $    2,571,429

           (D)    The total amount of the Interchange Monthly Servicing Fee

                       Supplementary Master Trust II Data


Master Trust II

                  payable to the Servicer in 2000 with respect to the Series
                  1996-Q Certificates                                                 $   12,857,143

(vii)      Floating Rate Asset Backed Certificates Series 1996-R

           (A)    The total amount of cash distributed to Series 1996-R
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1996-R Class A Certificates                                         $       424.01

           (B)    The total amount of the distribution set forth in paragraph
                  (vii) (A) which represents principal payments on the Series
                  1996-R Class A Certificates                                         $       416.67

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1996-R Certificates              $      114,936

           (D)    The total amount of the Interchange Monthly Servicing Fee

                  payable to the Servicer in 2000 with respect to the Series
                  1996-R Certificates                                                 $      574,680

(viii)     Floating Rate Asset Backed Certificates Series 1996-S

           (A)    The total amount of cash distributed to Series 1996-S
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1996-S Class A Certificates                                         $        76.25

           (B)    The total amount of the distribution set forth in paragraph
                  (viii) (A) which represents principal payments on the Series
                  1996-S Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1996-S Certificates              $    2,000,000

           (D)    The total amount of the Interchange Monthly Servicing Fee


                       Supplementary Master Trust II Data


Master Trust II

                  payable to the Servicer in 2000 with respect to the Series
                  1996-S Certificates                                                 $   10,000,000

(ix)       Floating Rate Asset Backed Certificates Series 1997-T

           (A)    The total amount of cash distributed to Series 1997-T
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1997-T Class A Certificates                                         $     1,056.06

           (B)    The total amount of the distribution set forth in paragraph
                  (ix) (A) which represents principal payments on the Series
                  1997-T Class A Certificates                                         $     1,000.00

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1997-T Certificates              $    1,285,714

           (D)    The total amount of the Interchange Monthly Servicing Fee
                  payable to the Servicer in 2000 with respect to the Series
                  1997-T Certificates                                                 $    6,428,571

(x)        Floating Rate Asset Backed Certificates Series 1997-U

           (A)    The total amount of cash distributed to Series 1997-U
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1997-U Class A Certificates                                         $        76.05

           (B)    The total amount of the distribution set forth in paragraph
                  (x) (A) which represents principal payments on the Series
                  1997-U Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1997-U Certificates              $    1,142,857

           (D)    The total amount of the Interchange Monthly Servicing Fee

                       Supplementary Master Trust II Data


Master Trust II

                  payable to the Servicer in 2000 with respect to the Series
                  1997-U Certificates                                                 $    5,714,286

(xi)       Floating Rate Asset Backed Certificates Series 1998-V

           (A)    The total amount of cash distributed to Series 1998-V
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1998-V Class A Certificates                                         $        78.22

           (B)    The total amount of the distribution set forth in paragraph
                  (xi) (A) which represents principal payments on the Series
                  1998-V Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1998-V Certificates              $    2,857,143

           (D)    The total amount of the Interchange Monthly Servicing Fee
                  payable to the Servicer in 2000 with respect to the Series
                  1998-V Certificates                                                 $   14,285,714

(xii)      Floating Rate Asset Backed Certificates Series 1999-W

           (A)    The total amount of cash distributed to Series 1999-W
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1999-W Class A Certificates                                         $        76.73

           (B)    The total amount of the distribution set forth in paragraph
                  (xii) (A) which represents principal payments on the Series
                  1999-W Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1999-W Certificates              $    2,142,857

           (D)    The total amount of the Interchange Monthly Servicing Fee

                       Supplementary Master Trust II Data


Master Trust II

                  payable to the Servicer in 2000 with respect to the Series
                  1999-W Certificates                                                 $   10,714,286

(xiii)     Floating Rate Asset Backed Certificates Series 1999-X

           (A)    The total amount of cash distributed to Series 1999-X
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1999-X Class A Certificates                                         $        77.14

           (B)    The total amount of the distribution set forth in paragraph
                  (xiii) (A) which represents principal payments on the Series
                  1999-X Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1999-X Certificates              $    2,142,857

           (D)    The total amount of the Interchange Monthly Servicing Fee
                  payable to the Servicer in 2000 with respect to the Series
                  1999-X Certificates                                                 $   10,714,286

(xiv)      Floating Rate Asset Backed Certificates Series 1999-Y

           (A)    The total amount of cash distributed to Series 1999-Y
                  Class A Certificateholders in 2000, per $1,000 of Series
                  1999-Y Class A Certificates                                         $        77.16

           (B)    The total amount of the distribution set forth in paragraph
                  (xiv) (A) which represents principal payments on the Series
                  1999-Y Class A Certificates                                         $            -

           (C)    The total amount of the Monthly Servicing Fee payable from
                  Available Funds to the Servicer from the Master Trust II
                  in 2000 with respect to the Series 1999-Y Certificates              $    1,571,429

           (D)    The total amount of the Interchange Monthly Servicing Fee

                       Supplementary Master Trust II Data


Master Trust II

                  payable to the Servicer in 2000 with respect to the Series
                  1999-Y Certificates                                                 $    7,857,143


(xv)       The amount of outstanding balances in the Accounts which were
           30 or more days delinquent as of December 31, 2000                         $  718,043,055