Form 10-K
period 2006-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; CHASE BANK USA, NATIONAL ASSOCIATION; CHASE CREDIT CARD MASTER TRUST
filed 2007-03-30
CIK 819975, 869090, 1004988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28338-03

CHASE BANK USA, NATIONAL ASSOCIATION

(Depositor into the Issuing Entity described herein)

CHASE CREDIT CARD MASTER TRUST

(Issuing Entity of the Asset Backed Certificates)

(Exact name of registrant as specified in its charter)

United States of America	22-2382028
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Chase Bank USA, National Association White Clay Center Building 200 Newark, Delaware	19711
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ NOT APPLICABLE.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

The registrant has no voting or non-voting common equity outstanding as of the date of this report.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Introductory Note

The Fourth Pooling and Servicing Agreement (the “Agreement”) of the Chase Credit Card Master Trust (the “Trust”), was executed as March 14, 2006, by and among Chase Bank USA, National Association (the “Bank”), JPMorgan Chase Bank, National Association (the “Paying Agent”), and The Bank of New York (the “Trustee”). During the year, pursuant to Section 6.6 of the Agreement, JPMorgan Chase Bank, National Association resigned as Paying Agent under the Agreement and The Bank of New York, as Trustee, appointed itself as successor Paying Agent. The Bank is the sole beneficiary of the Trust.

The Trust files reports pursuant to Sections 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel on behalf of the originators of the Trust. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

The Chase Credit Card Master Trust is the Issuing Entity of Asset Backed Securities, Series 1996-2, Series 1996-3, Series 1998-4, Series 2001-1, Series 2001-2 , Series 2001-4, Series 2001-6, Series 2002-1, Series 2002-3, Series 2002-5, Series 2002-7, Series 2003-1, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6, Series 2004-1, and Series 2004-2.

Each of the Series 2001-1, Series 2001-2, Series 2001-4, Series 2001-6, Series 2002-1, Series 2002-3, Series 2002-5, Series 2002-7, Series 2003-1, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6, Series 2004-1 and Series 2004-2 Certificates (the “Owner Trust Series”) are held by separate owner trusts. In addition, the Trust has issued an Investor Certificate pursuant to the Agreement and the Series 2004-CC Supplement thereto, dated October 20, 2004.

As of December 31, 2006, the Series 1996-2, Series 1996-3, Series 2001-1, Series 2001-2, Series 2001-4, Series 2001-6 and Series 2003-1 Certificates were no longer outstanding.

PART I

ITEM 1.	BUSINESS

JPMorgan Chase & Co., the parent corporation of the Bank, has an Internet website at www.jpmorganchase.com which includes certain reports of the Trust. Electronic copies of the Trust’s annual report on Form 10-K and current reports on Form 8-K are available free of charge by visiting the Securities Exchange Commission (the “SEC”) website at www.sec.gov. The Trust’s SEC filings are also accessible via a link to the SEC website provided at www.jpmorganchase.com.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Pursuant to the Agreement, JPMorgan Chase Bank, National Association and the Bank have transferred to the Trust from time to time the receivables (the “Receivables”) arising in certain designated credit card accounts.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2006. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$234,374,841.09	0.97%
60 to 89 Days	$168,488,871.19	0.70%
90 to 119 Days	$143,956,572.69	0.60%
120 to 149 Days	$123,302,755.92	0.51%
150 to 179 Days	$114,966,449.30	0.48%
180 or More Days	$75,581.58	0.00%

Total	$785,165,071.77	3.26%

The aggregate Investor Default Amount for the year ended December 31, 2006 was $869,489,180. There were no Investor Charge-offs for the same period.

The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2006 was $892,861,196. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2006 was $5,423,401,441.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

To the knowledge of the registrant, the Certificates (other than the Owner Trust Series) are traded in the over-the-counter market to a limited extent.

As of December 31, 2006, all of the Certificates (other than the Owner Trust Series) were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company (“DTC”). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. The Commission has concurred with the registrant’s position that the registrant may consider holders of interests in the DTC System or DTC participants to be “holders of record” and the following information is presented on that basis:

Series	No. of Holders
2002-1	1
2002-3	1
2002-5	1
2002-7	1
2003-1.1	1
2003-1.2	1
2003-1.3	1
2003-1.4	1
2003-1.5	1
2004-1.1	1
2004-1.2	1

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

As set forth in Exhibit 33.3 to this Form 10-K, JPMorgan Chase Bank, National Association, in its capacity as Paying Agent, reported a material instance of noncompliance with respect to Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB, at the platform level. As set forth on such assessment of compliance, certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to amounts due to certain investors. Such assessment also indicates that all such errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.

As disclosed in the Form 8-K filed with the SEC on October 10, 2006, JPMorgan Chase Bank, National Association resigned as Paying Agent under the Agreement and The Bank of New York, as Trustee, appointed itself as successor Paying Agent.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The records of DTC indicate that as of December 31, 2006, there were the following holders of record with more than 5% of each class of Certificates:

Series/Class	Name & Address of Participant	Original Certificate Principal Balance	% of Class
Series 2002-1	Chase Credit Card Owner Trust 2002-1		100%
Series 2002-3	Chase Credit Card Owner Trust 2002-3		100%
Series 2002-5	Chase Credit Card Owner Trust 2002-5		100%
Series 2002-7	Chase Credit Card Owner Trust 2002-7		100%
Series 2003-2	Chase Credit Card Owner Trust 2003-2		100%
Series 2003-3	Chase Credit Card Owner Trust 2003-3		100%
Series 2003-4	Chase Credit Card Owner Trust 2003-4		100%
Series 2003-5	Chase Credit Card Owner Trust 2003-5		100%
Series 2003-6	Chase Credit Card Owner Trust 2003-6		100%
Series 2004-1	Chase Credit Card Owner Trust 2004-1		100%
Series 2004-2	Chase Credit Card Owner Trust 2004-2		100%

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

(11) Exhibits:

23.1	Consent of PricewaterhouseCoopers LLP, accountants for Chase Bank USA, National Association.

23.2	Consent of Ernst & Young LLP, accountants for The Bank of New York.

23.3	Consent of PricewaterhouseCoopers LLP, accountants for JPMorgan Chase Bank, National Association.

31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of JPMorgan Chase Bank, National Association, as Paying Agent for Chase Credit Card Master Trust.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of JPMorgan Chase Bank, National Association, as Paying Agent for Chase Credit Card Master Trust.

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the Chase Credit Card Master Trust.

(b)	See item 15(a)(3) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

CHASE BANK USA, NATIONAL ASSOCIATION
as depositor into the Chase Credit Card Master Trust

By:	/s/ Keith W. Schuck
Name:	Keith W. Schuck
Title:	President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP, accountants for Chase Bank USA, National Association

23.2	Consent of Ernst & Young LLP, accountants for The Bank of New York.

23.3	Consent of PricewaterhouseCoopers LLP, accountants for JPMorgan Chase Bank, National Association.

31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York.

33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of JPMorgan Chase Bank, National Association, as Paying Agent for Chase Credit Card Master Trust.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York.

34.3	Independent Accountants’ Attestation Report concerning servicing activities of JPMorgan Chase Bank, National Association, as Paying Agent for Chase Credit Card Master Trust.

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the Chase Credit Card Master Trust.