Form 10-K
period 2007-12-31
CHASE BANK USA, NATIONAL ASSOCIATION; CHASE CREDIT CARD MASTER TRUST; CHASE BANK USA, NATIONAL ASSOCIATION
filed 2008-03-31
CIK 819975, 1004988, 869090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28338-03, 333-103210

Central Index Key Number of registrant: 0000819975, 0000869090

CHASE BANK USA, NATIONAL ASSOCIATION

(Depositor into the Issuing Entity described herein)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Introductory Note

The Fifth Amended and Restated Pooling and Servicing Agreement (the “Agreement”) of the Chase Credit Card Master Trust (the “Trust”), was executed as of December 19, 2007, by and between Chase Bank USA, National Association (the “Bank”) and The Bank of New York (the “Trustee”). The Bank is the sole beneficiary of the Trust.

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

The Chase Credit Card Master Trust is the Issuing Entity of Asset Backed Securities, Series 1998-4, Series 2002-1, Series 2002-3, Series 2002-5, Series 2002-7, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6, Series 2004-1, and Series 2004-2.

Each of the Series 2002-1, Series 2002-3, Series 2002-5, Series 2002-7, Series 2003-2, Series 2003-3, Series 2003-4, Series 2003-5, Series 2003-6, Series 2004-1 and Series 2004-2 Certificates (the “Owner Trust Series”) are held by separate owner trusts. In addition, the Trust has issued an Investor Certificate pursuant to the Agreement and the Series 2004-CC Supplement thereto, dated October 20, 2004.

As of December 31, 2007, the Series 2002-1, Series 2002-5, Series 2002-7, Series 2004-1 and Series 2004-2 Certificates were no longer outstanding.

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

Pursuant to the Agreement JPMorgan Chase Bank, National Association and the Bank have transferred to the Trust from time to time the receivables (the “Receivables”) arising in certain designated credit card accounts.

The following table summarizes the Composition by Period of Delinquency for the Trust Portfolio as of the close of business on December 31, 2007. Because the future composition of the Trust Portfolio may change over time, this table is not necessarily indicative of the composition of the Trust Portfolio at any subsequent time.

Composition by Period of Delinquency

Trust Portfolio

Period of Delinquency (Days Contractually Delinquent)	Amount of Receivables	Percentage of Total Receivables
30 to 59 Days	$168,536,644.32	0.99%
60 to 89 Days	$130,413,662.11	0.77%
90 to 119 Days	$104,311,284.23	0.62%
120 to 149 Days	$87,204,413.07	0.51%
150 to 179 Days	$79,389,515.31	0.47%
180 or More Days	$70,724.88	0.00%

Total	$569,926,243.92	3.36%

The aggregate Investor Default Amount for the year ended December 31, 2007 was $666,627,089.58. There were no Investor Charge-offs for the same period.

The aggregate amount of interest distributions made to the Securityholders for the year ended December 31, 2007 was $577,389,604.75. The aggregate amount of principal distributions made to the Securityholders for the year ended December 31, 2007 was $4,740,000,000.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

To the knowledge of the registrant, the Certificates (other than the Owner Trust Series) are traded in the over-the-counter market to a limited extent.

As of December 31, 2007, all of the Certificates (other than the Owner Trust Series) were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company (“DTC”). The registrant further understands that DTC has no knowledge of the actual beneficial owners of such Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of such Certificates. The Commission has concurred with the registrant’s position that the registrant may consider holders of interests in the DTC System or DTC participants to be “holders of record” and the following information is presented on that basis:

Series	No. of Holders
2002-3	1
2003-2	1
2003-3	1
2003-4	1
2003-5	1
2003-6	1

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

None.

ITEM 9B.	OTHER INFORMATION

As set forth in Exhibit 33.2 to this Form 10-K, The Bank of New York, as Trustee, reported a material instance of non-compliance with respect to 1122 (d) (2)(i) of Regulation AB that is not applicable to the Chase Credit Card Master Trust.

The Report on Assessment provided by The Bank of New York, The Bank of New York Trust Company, N.A., and BNYM (Delaware) (collectively “BNY”) was prepared on a platform basis. BNY defines such platform as publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) asset-backed securities, issued on or after January 1, 2006 and like-kind transactions issued prior to January 1, 2006 that are subject to Regulation AB for which BNY provides trustee, securities administration or paying agent services, other than residential mortgage-backed securities and other mortgage-related asset backed securities. With respect to collections received on assets relating to certain series of securities, such collections were not deposited into a segregated account for each specific series but rather were deposited into a general account held by BNY to the related series of securities and timely remitted to the investors in such series. The segregated account for each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by BNY. BNY has stated that procedures have been put in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within applicable time frames and then remitted to the investors in such series all in accordance with the related transaction documents. The Bank of New York has notified the depositor that this material instance of non-compliance is not relevent to the Trust’s transactions.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Not applicable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The records of DTC indicate that as of December 31, 2007, there were the following holders of record with more than 5% of each class of Certificates:

Series/Class	Name & Address of Participant	Original Certificate Principal Balance	% of Class
Series 2002-3	Chase Credit Card Owner Trust 2002-3	$1,500,000,000	100%
Series 2003-2	Chase Credit Card Owner Trust 2003-2	$1,340,000,000	100%
Series 2003-3	Chase Credit Card Owner Trust 2003-3	$1,425,000,000	100%
Series 2003-4	Chase Credit Card Owner Trust 2003-4	$725,000,000	100%
Series 2003-5	Chase Credit Card Owner Trust 2003-5	$1,000,000,000	100%
Series 2003-6	Chase Credit Card Owner Trust 2003-6	$2,000,000,000	100%

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of the report:

(6)	Exhibits:

31.1	Senior Officer for Securitizations Servicing Certification Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002 Relating to Reports.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Chase Bank USA, National Association.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Chase Bank USA, National Association.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of The Bank of New York.

35.1	Servicer Compliance Statement of Chase Bank USA, National Association as servicer for the Chase Credit Card Master Trust.

(b)	See item 15(a)(3) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

CHASE BANK USA, NATIONAL ASSOCIATION as depositor into the Chase Credit Card Master Trust

By:	/s/ Keith W. Schuck
Name:	Keith W. Schuck
Title:	President
(senior officer in charge of securitization of the Depositor)

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